Form 10-Q
period 1995-03-31
CCAIR INC
filed 1995-05-15
CIK 850922

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                 Form 10-Q


           (X)       QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarterly period ended March 31, 1995

                                        OR

           (  )      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from _______ to _______


      Commission file number 0-17846

                                    CCAIR, Inc.

      Incorporated under the laws of Delaware              56-1428192
                                                    (I.R.S. Employer ID No.)


                           4700 Yorkmont Road, Second Floor
                           Charlotte, North Carolina  28208
                                    (704) 359-8990



     Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes   X            No



     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                       Outstanding at May 8, 1995
     Common stock, $0.01 par value                   7,381,195

                                     CCAIR, Inc.
                            FORM 10-Q QUARTERLY REPORT FOR
                         FISCAL QUARTER ENDED MARCH 31, 1995


                                  TABLE OF CONTENTS

                                                                              PAGE NO.
                  PART I - FINANCIAL INFORMATION:

                        ITEM 1.     Financial Statements:                         3

                                    Condensed Balance Sheets as of
                                    March 31, 1995 and June 30, 1994.             3

                                    Condensed Statements of Income for
                                    the Three and Nine Months ended
                                    March 31, 1995 and 1994.                      4


                                    Condensed Statements of Cash Flows
                                    for Nine Months ended March 31,
                                    1995 and 1994.                                5

                                    Notes to Condensed Financial Statements.      6

                        ITEM 2.     Management's Discussion and Analysis
                                    of Financial Condition and Results
                                    of Operations.                                7

                  PART II - OTHER INFORMATION:

                        ITEM 1.     Legal Proceedings.                            9

                        ITEM 2.     Changes in Securities.                        9

                        ITEM 3.     Defaults Upon Senior Securities.              9

                        ITEM 4.     Submission of Matters to a Vote
                                    of Security Holders.                          9

                        ITEM 5.     Other Information.                            9

                        ITEM 6.     Exhibits and Reports on Form 8-K.            10

                  SIGNATURES                                                     10

                  EXHIBIT INDEX                                                 E-1

                                     CCAIR, Inc.
                            PART I - FINANCIAL INFORMATION

          ITEM 1.     Financial Statements

                               CONDENSED BALANCE SHEETS
                                     (Unaudited)
                                     ___________

                                                                                       March 31,                 June 30,
                                                                                         1995                      1994
                 ASSETS
                 CURRENT ASSETS:
                   Cash and cash equivalents                                         $   448,058               $   651,020
                   Receivables, net                                                    5,522,603                 5,244,782
                   Inventories, less allowance for
                    obsolescence of $466,000                                           3,127,717                 3,192,219
                   Prepaid expenses and deposits                                         991,936                 3,154,433

                          Total current assets                                        10,090,314                12,242,454

                 PROPERTY AND EQUIPMENT:
                   Flight equipment and aircraft                                      19,081,643                17,842,203
                   Ground and other equipment and
                    leasehold improvements                                             4,310,713                 3,919,105
                                                                                      23,392,356                21,761,308
                   Less accumulated depreciation
                    and amortization                                                  11,131,187                 9,423,875
                                                                                      12,261,169                12,337,433
                 OTHER ASSETS                                                             45,542                    49,075

                          Total assets                                               $22,397,025               $24,628,962

                 LIABILITIES AND SHAREHOLDERS' EQUITY
                 CURRENT LIABILITIES:
                   Notes payable and current
                    maturities of long-term debt                                     $ 3,026,648               $ 3,395,830
                   Current obligations under capital leases                              344,880                   360,196
                   Accounts payable                                                    3,193,191                 3,011,203
                   Accrued expenses                                                    4,117,109                 5,169,610

                          Total current liabilities                                   10,681,828                11,936,839

                 LONG-TERM DEBT, less current maturities                               1,909,503                 2,570,438
                 Capital lease obligations, less
                  current obligations                                                  3,101,901                 3,331,314
                 Deferred credits, net                                                 1,157,936                 1,293,920
                 Noncurrent rent obligations                                             100,346                   124,780

                          Total liabilities                                           16,951,514                19,257,291

                 Commitments and contingencies

                 SHAREHOLDERS' EQUITY:
                   Common stock, $.01 par value, 10,000,000
                   shares authorized, 7,381,195 issued and
                   outstanding at March 31, 1995 and June 30, 1994                       73,812                    73,812
                   Additional paid-in-capital                                         16,997,186                16,997,186
                   Accumulated deficit                                               (11,625,487)              (11,699,327)

                          Total shareholders' equity                                   5,445,511                 5,371,671

                          Total liabilities and
                           shareholders' equity                                      $22,397,025               $24,628,962


                     See notes to condensed financial statements.

                                     CCAIR, Inc.
                            CONDENSED STATEMENTS OF INCOME
                                     (Unaudited)
                                     ___________




                                                                  3 Months ended March 31,               9 Months ended March 31,
                                                                   1995            1994                   1995             1994
                 OPERATING REVENUES:
                    Passenger                                  $14,238,893      $13,843,902           $44,225,158      $44,700,841
                    Public service                                 195,640          167,965               508,125          502,259
                    Other                                          525,475          373,613             1,231,346          875,184

                          Total                                 14,960,008       14,385,480            45,964,629       46,078,284

                 OPERATING EXPENSES:
                    Flight operations                            4,826,949        6,358,715            15,959,836       19,178,808
                    Fuel and oil                                 1,277,305        1,199,609             4,008,542        3,900,448
                    Maintenance                                  2,946,264        2,699,598             8,498,879        8,432,928
                    Ground operations                            1,796,293        2,051,339             5,617,651        7,051,255
                    Advertising, promotions
                     and commissions                             1,905,928        2,086,509             6,367,388        6,607,328
                    General and administration                   1,090,062        1,233,613             3,497,823        3,317,919
                    Depreciation and amortization                  422,482          399,172             1,277,177        1,153,829

                          Total                                 14,265,283       16,028,555            45,227,296       49,642,515

                 OPERATING INCOME (LOSS)                           694,725       (1,643,075)              737,333      ( 3,564,231)
                 Interest expense                               (  242,408)      (  193,976)           (  650,603)     (   547,631)
                 Other income (expense), net                    (    5,226)      (   13,871)           (   12,890)     (    59,503)

                          Net income (loss)                    $   447,091      $(1,850,922)          $    73,840      $(4,171,365)

                 EARNINGS (LOSS) PER COMMON SHARE              $     .06        $(    .26  )          $     .01        $(    .59  )

                 WEIGHTED AVERAGE COMMON
                  SHARES OUTSTANDING                             7,614,828        7,180,553             7,607,986        7,015,584


                         See notes to condensed financial statements.

                                     CCAIR, Inc.
                          CONDENSED STATEMENTS OF CASH FLOWS
                                     (Unaudited)
                                     ___________



                                                                                           Nine Months Ended March 31,
                                                                                         1995                      1994
                 CASH FLOWS FROM OPERATING ACTIVITIES:
                   Net income (loss)                                                 $    73,840               $(4,171,365)
                   Adjustments to reconcile net loss to
                    net cash provided by operating activities:
                      Note discount amortization                                         260,272                   283,301
                      Depreciation and amortization                                    3,745,876                 3,595,712
                      Loss on disposal of assets                                          28,122                    18,314
                      Changes in certain assets and liabilities:
                        Accounts receivable                                           (  277,821)               (1,930,731)
                        Inventories                                                       32,404                (  270,646)
                        Other note payable                                            (  801,000)                   ---
                        Accounts payable                                                 181,988                 1,219,530
                        Accrued expenses                                              (1,052,501)                3,629,510
                        Prepaid expenses and deposits                                  2,464,933                (1,587,756)
                        Other changes, net                                            (  160,418)               (  159,220)

                                  NET CASH PROVIDED BY
                                   OPERATING ACTIVITIES                                4,495,695                   626,649

                 CASH FLOWS FROM INVESTING ACTIVITIES:
                   Capital expenditures                                               (3,689,520)               (3,764,239)
                   Proceeds from sale of assets                                           23,882                    15,103
                   Change in restricted funds                                             ---                   (   14,893)

                                  NET CASH USED BY
                                   INVESTING ACTIVITIES                               (3,665,638)               (3,764,029)

                 CASH FLOWS FROM FINANCING ACTIVITIES:
                   Issuance of common stock                                               ---                      274,125
                   Increase in borrowings under
                    line of credit                                                     2,000,000                    ---
                   Issuance of notes and long-term debt                                1,493,054                 2,973,395
                   Reductions of notes and long-term debt                             (4,526,073)               (2,675,173)

                                  NET CASH PROVIDED (USED) BY
                                   FINANCING ACTIVITIES                               (1,033,019)                  572,347

                 Net decrease in cash                                                 (  202,962)               (2,565,033)
                 Cash, beginning of period                                               651,020                 2,745,157

                 CASH, END OF PERIOD                                                 $   448,058               $   180,124



                     See notes to condensed financial statements.

                                     CCAIR, Inc.
                       NOTES TO CONDENSED FINANCIAL STATEMENTS
                                     (Unaudited)
                                     ___________


          1.    Basis of Presentation:

                  The condensed financial statements included herein have been prepared by CCAIR, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. These condensed financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim period. These adjustments consist solely of normal recurring adjustments. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's annual report for fiscal year ended June 30, 1994.


            2.    Earnings (Loss) Per Common Share:

                  The computation of earnings (loss) per common share is based on the weighted average number of common shares outstanding for each period, after considering the effect of common stock equivalents.


            3.    Commitments and Contingencies:

                  The Company is subject to the regulatory authority, among others, of the Federal Aviation Administration and the Department of Transportation. These agencies require compliance with their standards and conduct safety and compliance audits. Violations, if any, of these regulations subject the Company to fines or sanctions. The Company is also subject to other claims arising in the ordinary course of business. In the opinion of management, the outcome of these matters would not have a material adverse impact on the Company's financial condition or results of operations.


            4.    Lease Activity:

                  As further discussed in Notes 5 and 13 to the financial statements included in the Company's 1994 Annual Report on Form 10-K, the Company has entered into revised aircraft lease agreements with Jet Acceptance Corporation ("JACO"), effective September 1, 1994, for the Company's twelve Jetstream 31 aircraft and with Short Brothers (USA), Inc. ("Shorts"), effective October 1, 1994, for the Company's nine Shorts 360 aircraft. These agreements provide for reduced lease payments aggregating approximately $194,000 per month from October 1, 1994 to December 31, 1995. While the revised agreements expire on December 31, 1995, the Company has entered into preliminary negotiations with both JACO and Shorts to extend the reduced lease payments over the remainder of the terms of the original agreements.
                  The Company believes that such negotiations will be finalized before the end of the fiscal year. Accordingly, lease payments have been expensed as paid in these financial statements and $511,000 of rent payments previously recorded using the straight line method over the remaining terms of the leases and included in noncurrent rent obligations in the condensed balance sheet as of December 31, 1994 have been recorded as a reduction in lease expense in the quarter ended March 31, 1995.

                  In November, 1994, CIT Leasing Corporation, with the financial assistance from the Company's credit insurer, acquired the interest of Mellon Financial Services Corporation #3 in the Company's four Dash 8 aircraft. In connection with this transaction, new lease agreements were signed which will result in an annual reduction of approximately $680,000 in rental and lease insurance payments. In addition, in the second quarter of 1995 the Company reversed approximately $585,000 of accrued rental payments previously due to Mellon. This amount was reflected as a reduction in lease expense.

                                     CCAIR, Inc.
                         FISCAL QUARTER ENDED MARCH 31, 1995


          ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                                  CONDITION AND RESULTS OF OPERATIONS

            General

                  In the nine-month period ended March 31, 1995, the
            Company had net income of $73,840, or $.01 per share, versus a net loss of $4,171,365, or $.59 per share, in the same period in 1994. The cost reduction plan initiated by the Company reduced operating costs by 8.9%, which was the principal factor in the improvement from the prior year results.

                  The expense reductions plus a reversal of previously
            accrued rental expense of approximately $511,000 (see Note
            4), were primarily responsible for net income of $447,091 or $.06 per share for the three-month period ended March 31, 1995. Those results compared to a net loss of $1,850,922 or $.26 per share in the prior year.


            Results of Operations

                  The following table sets forth selected operating
            comparisons for the three- and nine-month period ended March 31, 1995 and 1994:


                                                           Airline Operating Statistics

                                             For the Three Months                  For the Nine Months
                                                                Ended March 31,                      Ended March 31,
                                                                                    %                                      %
                                                          1995          1994      Change      1995           1994        Change

                 Operating revenue                    $14,960,008   $14,385,480     4.0   $ 45,964,629   $ 46,078,284    (  .2)
                 Operating expense                    $14,265,283   $16,028,555   (11.0)  $ 45,227,296   $ 49,642,515    ( 8.9)
                 Revenue passengers carried               179,661       186,247   ( 3.5)       636,699        637,587    (  .1)
                 Revenue passenger miles (1)           31,069,147    31,730,766   ( 2.1)   106,210,644    108,716,562    ( 2.3)
                 Available seat miles (2)              75,586,254    65,858,299    14.8    226,011,956    215,170,764      5.0
                 Passenger load factor (3)                41.1%         48.2%     (14.7)      47.0%          50.5%       ( 6.9)
                 Passenger breakeven load factor          39.8%         53.9%     (26.2)      47.0%          54.0%       (13.0)
                 Yield per revenue passenger
                  mile (4)                        45.8(cent mark) 44.2(cent mark)   3.6  41.6(cent mark) 42.1(cent mark) ( 1.2)
                 Operating cost per available
                  seat mile                       18.9(cent mark) 24.3(cent mark) (22.2) 20.0(cent mark) 23.1(cent mark) (13.4)
                 Average passenger trip (miles)           172.9         170.4       1.5       166.8          170.5       ( 2.2)
                 Average daily aircraft utilization
                  per plane (block hours)                   8.5           7.2      18.1         8.1            7.3        11.0
                 Average passenger fare                  $79.25        $74.33       6.6      $69.46         $70.11       (  .9)
                 Completion factor                        93.4%         92.6%        .9       94.8%          95.2%       (  .4)

                 (1)      One revenue passenger transported one mile.
                 (2) The product of the number of aircraft miles and the number of available seats on each stage, representing the total passenger capacity offered.
                 (3)      The ratio of revenue passenger miles to
                          available seat miles, representing the
                          percentage of seats occupied by revenue
                          passengers.
                 (4)      The operating revenue per revenue passenger mile.


                 For the Three Months Ended March 31, 1995 Compared to
            Three Months Ended March 31, 1994

                  The Company recorded net income of $447,091 for the
            three-month period ended March 31, 1995. This represents a significant improvement over the net loss of $1,850,922 recorded in the comparable quarter of fiscal 1994.

            ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                            CONDITION AND RESULTS OF OPERATIONS, continued

            Results of Operations, continued

                  Operating revenue increased by 4.0% over the prior
            year, principally due to industrywide fare increases implemented in the third quarter of fiscal 1995. These increases resulted in a 3.6% improvement in the yield, which was 45.8(cent mark) in the third quarter of 1995 versus
            44.2(cent mark) in the corresponding quarter in 1994.
            The third quarter revenue per passenger mile exhibited a significant 14.8% increase over the yield experienced in the second quarter of this year. Average aircraft utilization increased 18.1% from an average of 7.2 block hours per day in 1994 to 8.5 hours per day in the current quarter. The Company also recorded over $200,000 in charter revenue in the third quarter of 1995, principally from college basketball teams. The Company experienced a 14.7% decline in load factor with an increase of 14.8% in available seat miles as compared to the prior year. The Company also focused on its core nondiscretionary travel market and a segment of the public avoided commuter airline travel in the wake of commuter accidents in late
            1994.

                  The operating expense reductions in the three-month
            period ended March 31, 1995 were the result of cost reduction efforts undertaken in the first and second quarters of this year. Aircraft lease expense was significantly reduced as fully described in Note 4 above.
            In addition, the Company implemented a salary reduction plan with its pilots in October 1994 which will be phased back in over eighteen months. Ground operations decreased 12.4% compared with the corresponding period in 1994 due to lower per-passenger service fees incurred by the Company per agreements with USAir and a decrease in the number of passengers handled. As a result of these cost saving measures, operating expenses decreased $1,763,272 from the prior year (11.0%).

             For the Nine Months Ended March 31, 1995 Compared to Nine
            Months Ended March 31, 1994

                  The Company generated earnings of $73,840 or $.01 per
            share in the nine months ended March 31, 1995, as compared to a net loss of $4,171,365, or $.59 per share for the nine months ended March 31, 1994. The improved results were due to significant reductions in operating expenses.

                  Operating revenues were flat for the first nine months
            of 1995 as compared to 1994 as a 1.1% decrease in passenger revenue was offset by a $356,000 increase in other revenues, principally charter and freight revenue increases. The 1.1% decrease in passenger revenue was due to a 6.9% decline in load factor and a 1.2% decrease in yield, which was only partially offset by a 5.0% increase in capacity. The capacity increase was due to more efficient aircraft utilization.

                  The largest operating expense reductions were achieved
            in flight operations due to aircraft lease reductions and decreases in pilot pay expense. Significant reductions were also obtained in ground operations resulting from lower per-passenger service fees incurred by the Company per agreements with USAir and the closing of stations in prior year periods. These reductions have resulted in the operating cost per available seat mile falling from 23.1(cent mark) for the prior year to 20.0(cent mark) in the current year.

            Liquidity and Capital Resources

                  The cash position of the Company remains critical at
            March 31, 1995, but the improved operating results of the Company should provide cash flow, together with a new line of credit in the amount of $2.5 million, sufficient for the Company's operations. The key element to improved operating results is the level of the yield per revenue passenger mile. While the yield improved in the third quarter of 1995 and has remained at improved levels in April and the early part of May, fare discounting beyond the control of the Company could adversely affect future operating results.

                  On February 10, 1995, the Company obtained a line of
            credit in an amount not to exceed $2.5 million from JSX Capital Corporation ("JSX"). JSX is an affiliate of Jet Acceptance Corporation, the leasing company for the Company's fleet of Jetstream 31 aircraft, and British Aerospace Holdings, Inc., the company that had previously collateralized the Company's line of credit from NationsBank, N.A. through a loan purchase agreement. The line of credit permits the Company to borrow up to 50% of a borrowing base, consisting of the Company's transportation and nontransportation charges to Airlines Clearing House, Inc. or such greater amount as JSX shall determine, but in no event more than $2.5 million. The line of credit is secured by all of the Company's accounts receivable, bears interest at prime + 2% and terminates on December 31, 1995, but may be extended for successive one-year periods. The Company had outstanding borrowings of $2,000,000 against this line of credit at March 31, 1995.

            ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                            CONDITION AND RESULTS OF OPERATIONS, continued


            Liquidity and Capital Resources, continued

                  The capital expenditures of $3,689,520 during the
            nine-month period ended March 31, 1995 resulted primarily from expenditures on major overhaul of engines and on major spare parts and assemblies. The Company anticipates an increase in capital expenditures for overhauls of engines on Dash 8 aircraft but, at the same time, capital expenditures on the Jetstream 31 and Shorts 360 aircraft should decrease.

                  As discussed in Note 4 to the condensed financial
            statements, the Company has negotiated revised aircraft lease agreements which provide reduced payments aggregating approximately $194,000 per month from October 1, 1994 to December 31, 1995. The Company is currently in negotiations to further extend reduced lease payments over the remainder of the terms of the original agreements. Management believes that this is a key factor in sustaining the profitability recorded by the Company in the latest two quarters, and a vital component in providing cash flow sufficient to provide for capital and operating needs after December 31, 1995.

                  In the nine-month period ended March 31, 1995, the
            Company used cash provided by operations and other sources of cash to reduce notes payable and accrued expenses.

                  On May 7, 1995 the Company added a total of 18 flights
            to replace existing USAir or USAir Express service in markets between Charlotte, NC and Lynchburg, VA; Jacksonville, NC; and Cincinnati, OH. The Company deleted 15 flights in other markets which will continue to be served by USAir or another USAir Express carrier. These markets are between Charlotte, NC and: Asheville, NC; Columbia, SC; Huntsville, AL; Tri-City, TN; and Wilmington, NC. The Company will continue to operate in three markets shared with USAir jets between Charlotte, NC and: Raleigh, NC; Greenville/Spartanburg, SC; and Lexington, KY.

                  With the schedule changes and redeployment of flights
            in new markets made between February and May, 87% of the Company's scheduled service is in market pairs not shared with USAir jets. Management believes that this realignment of schedules will offer opportunities for increased revenues while reducing costs through more efficient schedule operations.


                                   PART II - OTHER INFORMATION


          ITEM 1.     Legal Proceedings

                      None to report.

          ITEM 2.     Changes in Securities

                      None to report.

          ITEM 3.     Defaults Upon Senior Securities

                      None to report.

          ITEM 4.     Submission of Matters to a Vote of Security Holders

                      None to report.

          ITEM 5.     Other Information

                      None to report.

            ITEM 6.     Exhibits and Reports on Form 8-K

                  (a)   Exhibits

                        Exhibit No.               Exhibit

                             4            Specimen Common Stock Certificate. (1)
                            11            Computation of Earnings Per Share.

                  (b)   Reports on Form 8-K

                        None.


            ______________________


            (1) Incorporated by reference to Registration Statement on Form S-1, File No. 33-28967.






                                    SIGNATURES

               Pursuant to the requirements of the Securities Exchange
            Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                      CCAIR, Inc.




            May 11, 1995                    By: /s/ Kenneth W. Gann

                                                Kenneth W. Gann, President and
                                                Chief Executive Officer
                                                (Principal Executive Officer)




            May 11, 1995                     By: /s/ Eric W. Montgomery

                                                 Eric W. Montgomery, Vice
                                                 President - Finance
                                                 (Principal Financial Officer)

                                    EXHIBIT INDEX




      Exhibit                                         Filed         Sequential
        No.       Exhibit                           Herewith At      Page No.

         2        Revised Plan of Reorganization


         4        Specimen Common Stock
                  Certificate. (1)


        11        Computation of Earnings Per Share      E-2



            _____________________

            (1) Incorporated by reference to Registration Statement on Form S-1, File No. 33-28967.