Form 10-K
period 1995-06-30
CCAIR INC
filed 1995-10-17
CIK 850922

FORM 10-K

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

[ x ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required)

For Fiscal Year Ended JUNE 30, 1995
                                     OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

For the transition period from ___________________________________ to
________________________________________________
Commission file number            0-17846

                                CCAIR, Inc.
               DELAWARE                            No. 56-1428192
     State or other jurisdiction of               I.R.S. Employer ID
     incorporation or organization


 4700 Yorkmont Road, Second Floor, Charlotte, NC                  28208
      (Address of principal executive offices)                   (Zip  Code)

Registrant's telephone number, including area code:  704/359-8990


        Securities Registered Pursuant to Section 12(b) of the Act:
                                    None
        Securities Registered Pursuant to Section 12(g) of the Act:
                       Common Stock, $0.01 Par Value


Indicate by check mark whether the Registrant (1) has filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                             YES   X   NO


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((section mark) 229,405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

The aggregate market value of Common Stock held by non-affiliates (based upon the closing price for the Common Stock on the small-cap stock market of the National Association of Securities Dealers Automated Quotation System) on September 16, 1994 was approximately $14,750,390.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS: Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
                             YES   X   NO

As of September 22, 1995, there were 7,400,695 shares of $0.01 par value Common Stock outstanding.

                    Documents Incorporated by Reference

Portions of the Registrant's Definitive Proxy Statement, to be filed with the Commission not later than 120 days after the end of the Registrant's fiscal year ended June 30, 1995, are incorporated by reference in Part III hereof, as specified.

___________________________________________________________

                                CCAIR, Inc.

                    FISCAL 1995 FORM 10-K ANNUAL REPORT

                             TABLE OF CONTENTS



                                  PART I



                                                                                             Page No.

Item 1.  Business.............................................................................    1
Item 2.  Properties...........................................................................    6
Item 3.  Legal Proceedings....................................................................    7
Item 4.  Submission of Matters to a Vote of Security Holders..................................    8

                                                PART II


Item 5.  Market for Registrant's Common Equity and Related
                  Stockholder Matters......................................................       8
Item 6.  Selected Financial Data...........................................................       9
Item 7.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations......................................      11
Item 8.  Financial Statements and Supplementary Data.......................................      18
Item 9.  Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure.....................................       18


                                                 PART III


Item 10.         Directors and Executive Officers of the Registrant........................      18
Item 11.         Executive Compensation....................................................      18
Item 12.         Security Ownership of Certain Beneficial
                  Owners and Management....................................................      19
Item 13.         Certain Relationships and Related Transactions............................      19


                                               PART IV


Item 14.         Exhibits, Financial Statement Schedules and Reports
                 on Form 8-K...............................................................      19


                 Index to Financial Statements and Schedules...............................       F-1

                 Index to Exhibits.........................................................       E-1






                                                       PART I



ITEM 1.   BUSINESS


General

     CCAIR, Inc. (the "Company") is a Charlotte, North Carolina based regional air carrier providing regularly scheduled passenger service to 25 cities in Alabama, Georgia, Kentucky, Maryland, Ohio, North Carolina, South Carolina, Virginia, and West Virginia, primarily from a hub at the Charlotte/Douglas International Airport. The Company currently operates a fleet of 26 turboprop passenger aircraft with approximately 1,391 weekly departures over a route system covering approximately 229,500 miles. The Company was incorporated under Delaware law in July 1984 under the name Sunbird Airlines 1984, Inc. for the purpose of purchasing substantially all of the assets of Sunbird Airlines, Inc. The Company changed its name to CCAIR, Inc. in January 1986.

     The Company's business has involved providing service for business travelers from small- and medium-sized communities in its market area to connecting flights of major carriers, principally USAir, Inc. ("USAir"), at the hub operations of USAir at the Charlotte/Douglas International Airport. In addition, the Company operates a small number of flights into USAir's Baltimore hub and Raleigh, North Carolina. In order to market the Company's services, the Company has an agreement with USAir that permits the Company to operate under the name "USAir Express" and to charge their joint passengers on a combined basis with USAir. (See discussion under "Business Agreement with USAir" below). The Company believes that its use of USAir's "US" flight designator code continues to be the most significant factor contributing to its ability to compete for passengers and to its historical growth.

     On March 16, 1992, the U. S. Bankruptcy Court for the Western District of North Carolina issued a final decree closing the Chapter 11 proceeding which the Company initiated in July 1990. The Company's Plan of Reorganization established annual payment obligations to its creditors to be made on August 31 of the years 1992 through 1999. Payments to creditors totaling $668,000 were made on August 31, 1992. With respect to the payment totaling $668,000 required to be made in August of 1993, $383,215 was paid in cash. The remaining $284,785 was satisfied by an offering of shares of the Company's common stock in exchange for the cash payment obligations under the Plan and under other agreements. Of the $909,315 in payments due in August, 1994, payments totaling $655,257 have been made in cash and payments totaling $254,058 has been restructured per agreement with one creditor. Of the $909,931 in payments due in August, 1995, payments totaling $328,424 have been made in cash and payments totaling $581,507 have been deferred per agreement with two (2) creditors. See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources, for a more complete description of the agreements for restructuring plan payments.

     Unless otherwise indicated, references in this Annual Report to years mean the Company's July 1 to June 30 fiscal years and "fiscal 1995" means the fiscal year that began on July 1, 1994 and ended on June 30, 1995.


Business Agreement with USAir

     Over 85% of the Company's passenger revenue is generated by passengers who are connecting with USAir flights and is determined under an agreement for the sharing of joint passenger fares and division of revenue with USAir (the "Agreement"). The Agreement expires on October 31, 1998. The Agreement provides that it may be terminated upon 180 days prior written notice for any reason by either USAir or the Company or upon ten (10) days prior written notice by USAir under certain conditions, including if: (i) the Company fails to maintain at least a minimum required operating schedule; (ii) during any one month the Company's flight completion percentage is less than 96% due to cancellations attributable to maintenance or operational deficiencies within the Company's control; (iii) the Company fails to comply with the trademark licensing provisions of the Agreement; (iv) the Company becomes insolvent; or (v) there is a change of control or ownership of 51% or more of the Company's common stock without the consent of USAir.


Business Agreement with USAir, continued

     The Agreement provides for coordinating schedules and reservations, joint fares and advertising. In addition, the Agreement provides that USAir will provide to the Company check-in, ticketing, baggage handling and security services at twelve (12) airports including Charlotte/Douglas International Airport in Charlotte, North Carolina. As of February 1, 1994, the Company assumed from USAir total responsibility for ground operations at Concourse D of the Charlotte/Douglas International Airport pursuant to an agreement that requires USAir to pay a monthly handling fee to the Company. The fee is currently approximately $340,000 per month.
The Agreement also authorizes the Company to operate as "USAir Express", to use the USAir "US" flight designator code to identify its flights and fares for purposes of computer reservations, printed schedules, and tickets, and to display the USAir colors and "USAir Express" logo on its fleet of aircraft. The Company does not have the exclusive rights to the "USAir Express" name or other attributes described above. USAir has two subsidiaries serving the Charlotte/Douglas International Airport, Piedmont Airlines ("Piedmont") (formerly, Henson Aviation, Inc.") and Jetstream International Airlines, Inc. These regional airlines operate to destinations not served by the Company but also utilize the "USAir Express" name and other USAir attributes. The Company pays USAir fees based on the number of passengers it boards and for reservations services.

     The Agreement is a significant factor in the Company's operation and termination of the Agreement would have a material adverse effect on the Company's business. Additionally, the Company's business could also be adversely affected by events that adversely affect USAir. For the six months ended June 30, 1995 and the years ended December 31, 1994 and 1993, USAir Group, Inc. reported net losses applicable to common stockholders of $26 million, $763 million and $466.8 million, respectively. However, USAir reported net income applicable to common shareholders of $92 million in their second quarter ended June 30, 1995. Senior management at USAir attributed the turnaround to improved industry conditions, to financial cost and revenue actions taken by the airline and to the hard work of USAir's 43,500 employees. Despite these improved results, USAir has stated that it must achieve a permanent and substantial reduction in operating costs to remain competitive.

     On October 2, 1995, USAir announced that it had engaged in preliminary talks with American Airlines and United Airlines concerning "possible strategic relationships, up to and including acquisition" of USAir. United Airlines subsequently announced that they expect to spend a month "evaluating the feasibility, economics and structure" of a proposal. While such talks are preliminary, the Company believes that either of the possible combinations would have a strong presence in the Charlotte market and the Company is favorably positioned to provide feeder service to a combined airline.


Operating Strategy and Seasonal Nature of Business

     The Company's operating strategy is designed to attract interline passengers from small- and medium-sized communities in its market area who wish to connect with flights on major carriers, principally USAir, at Charlotte/Douglas International Airport. In addition, the Company seeks to attract passengers for its local flights between destinations serviced by the Company. The Company particularly emphasizes providing reliable and conveniently scheduled service for business travelers.

     Market changes during fiscal 1995 resulted in the suspension of service to Columbia, South Carolina, Huntsville, Alabama, Wilmington, North Carolina, Bristol/Kingsport/Johnson City, Tennessee and Knoxville, Tennessee and the addition of new service to Lynchburg, Virginia, Greenbrier/Lewisburg, West Virginia and Jacksonville, North Carolina.

     The Company's passenger traffic is influenced by seasonal travel. Increases in passenger traffic generally occur in the months of March through October and decreases in November through February. The Company's operations also are influenced by the weather, principally in the winter months.

Routes

     The Company operates a "hub and spoke" route system with Charlotte as its hub. The Company's operations are a component of the "hub and spoke" route system strategy employed by USAir at Charlotte. The Company's route system currently includes service between Charlotte/Douglas International Airport and twenty (20) other airports as well as service between Raleigh/Durham, North Carolina and Asheville, North Carolina, Charleston and Greenville/Spartanburg, South Carolina and Norfolk, Virginia.

     The following table sets forth selected information about the Company's route system and scheduling as of October 4, 1995.


                                                   Date Service                Flights Operated
                                                   Commenced                      per Weekday
         Alabama:
                 Montgomery                         June 1992                        3
         Georgia:
                 Athens                             May 1985                         4
                 Augusta                            May 1985                         8
                 Columbus                           November 1994                    3
         North Carolina:
                 Asheville                          May 1985                         4
                 Charlotte                          May 1985                        87
                 Greenville                         May 1985                         9
                 Hickory                            May 1985                        10
                 Jacksonville                       May 1995                         9
                 Kinston                            July 1985                        5
                 Raleigh/Durham                     May 1985                        16
                 Rocky Mount/Wilson                 July 1986                        6
                 Southern Pines/Pinehurst           October 1991                     4
                 Winston-Salem                      May 1985                         5
         South Carolina:
                 Charleston                         April 1995                       4
                 Greenville/Spartanburg             May 1985                         5
         Kentucky:
                 Lexington                          May 1993                         4
         Maryland:
                 Baltimore                          August 1991                      3
         Ohio:
                 Cincinnati                         July 1993                        4
         Virginia:
                 Lynchburg                          May 1995                         7
                 Norfolk                            February 1995                    4
                 Shenandoah Valley                  June 1992                        4
         West Virginia:
                 Huntington                         April 1987                       4
                 Greenbrier/Lewisburg               February 1995                    1


     The Company continually reviews and analyzes its route structure for the purpose of proposing adjustments in flight schedules. Such adjustments are implemented after the Company receives the consent of USAir to the adjustments.


Fares

     The Company derives its passenger revenues from joint fares involving travel on the route system of both the Company and USAir and from local fares. Approximately 85% of the Company's passenger revenues are derived from joint fares, that is, fares which are shared with USAir. Local fares, which are fares for flights provided by the Company within its route system, account for the balance of the Company's passenger revenues.


Fares

     The Company's revenues from joint fares are dependent on pricing decisions made by USAir and the Company has little ability to influence such pricing decisions. The Company prices its local fares to be comparable with fares charged by major carriers in similar markets. The Company seeks to maximize its passenger yields by restricting the number of discount fares for passengers on flights with high passenger demand.

     The Company realized improved average passenger fares in the third and fourth quarters of fiscal 1995, $79.25 and $79.81, respectively. This compared favorably with fares in the first and second quarters of fiscal 1995 and fiscal 1994, when the average fare was $64.64, $66.66 and $69.06, respectively. The depressed fares in 1994 and the first two quarters of 1995 were a result of the initiation of service to Greensboro, North Carolina and Greenville/Spartanburg, South Carolina by Continental Lite, a low-fare division of Continental Airlines. USAir reduced fares, including the joint fares shared with the Company, to avoid losing market share and to stimulate traffic. Continental eliminated the Continental Lite concept in the third quarter of fiscal 1995, which allowed USAir to alter its pricing strategy and thus resulted in increased yields for the Company based upon higher joint fares. The Company currently projects fares to remain at levels achieved in the third and fourth quarters of fiscal 1995 throughout 1996.


Working Capital

     The Company's air traffic receivables are settled through the Airlines Clearing House and collected monthly, one month in arrears. To reduce the cash flow problems caused by the payment of receivables one month in arrears, the Company has obtained a line of credit in the amount of $2.5 million from JSX Capital Corporation ("JSX") an affiliate of British Aerospace, Inc. ("BAI"). This line of credit replaced the Company's $1.66 million line of credit, previously provided by NationsBank of North Carolina, N.A. This line was terminated on January 31, 1995 and replaced by the JSX line.

     Under the line of credit, the air traffic receivables, after set-off of amounts due USAir and other airlines, are transferred from the Airlines Clearing House to a pledge account with a bank. From that account, in accordance with irrevocable instructions, funds are transferred to JSX to pay for any sums due under the line of credit and then to Jet Acceptance Corporation ("JACO"), an affiliate of BAI, for payments due under lease obligations. The balance in the pledge account is then paid to the Company.


Marketing

     The Company's services are promoted primarily through listings in computer reservation systems and the Official Airline Guide and through direct contact with travel agencies and corporate travel departments. The Company and USAir have agreed to coordinate advertising and public relations for the USAir Express program.

     In addition, the Company's services are advertised in newspapers and on radio, television and outdoor billboards. Advertising is done on a cooperative basis with USAir. The Company, from time to time, has offered promotional fares to introduce new service and to stimulate traffic on special occasions and holidays. Through USAir, the Company also has ticket arrangements with major United States and foreign air carriers that allow these carriers to write interline tickets on the Company's flights.


Competition

     The principal competition for the Company is the air service provided by major and other regional air carriers operating from hub airports in Atlanta, Nashville and Raleigh/Durham. From these hub airports, Delta Air Lines ("Delta"), American Airlines ("American") and Midway Airlines ("Midway") offer service to some destinations also served by USAir through its hub operations at the Charlotte/Douglas International Airport. The Company competes with Delta, Midway and American and with regional air carriers that have joint marketing agreements with them for passengers traveling to destinations served through hub airports. The principal customers for these services are business travelers and competition is based upon scheduling and flight connections, reliability and, to a lesser extent, pricing. The Company constantly reviews its scheduling and the frequency of its flights to reduce the layover time experienced in connecting with a USAir flight, in order to minimize the length of the combined trip and to compete with similar service offered by Delta, Midway or American. To a lesser extent, the Company competes with air service by United Airlines and its regional airline at Washington, D.C. (Dulles) and various forms of ground transportation, primarily private automobiles, which are used to travel to a hub airport or other airport offering direct air service. The Company believes that the principal factors affecting the Company's competitive position are scheduling and flight connections, reliability, pricing, customer service and type of aircraft.



Employees

     As of June 30, 1995, the Company had 638 employees. These employees included 166 pilots and copilots, 47 flight attendants, 288 customer service personnel, 83 maintenance personnel and 54 other management, administrative, accounting and marketing personnel.


Fuel

     Fuel costs constitute 8% to 9% of the Company's total operating expenses. The Company obtains substantially all of its fuel under a consortium agreement with other airlines. Such arrangement, however, does not assure the Company access to any specified quantity of fuel and prices thereunder reflect market prices for fuel. To date, such arrangement has provided adequate supplies of fuel for the Company. The Federal fuel tax increased 4.3(cent mark) per gallon on October 1, 1995. However, the House of Representatives Ways and Means committee voted to include a two-year extension of the airline industry's fuel tax exemption in the House budget reconciliation bill. The airline industry is requesting that the Senate include language in its budget reconciliation identical to the House version. The extension of the exemption would be retroactive to October 1, 1995. If the fuel tax exemption is not extended, the Company's fuel expense will increase approximately $350,000 on an annual basis at current consumption levels. The Company thus will be adversely affected to the extent such costs are not offset by higher fares.

     As fuel expense is currently only 8.7% of operating expenses, the Company does not believe it is cost effective to attempt to manage fuel price risk. As such, no derivatives are used to hedge fuel prices.


Governmental Regulation

     The Company is subject to the Federal Aviation Act of 1958, as amended (the "Federal Aviation Act"), under which the Department of Transportation (the "DOT") and the Federal Aviation Administration (the "FAA") exercise regulatory authority over air carriers. The FAA regulates air safety and flight operations as well as aircraft noise emissions. The DOT regulates the economic and consumer-related aspects of the airline industry. The FAA reviews operations of all carriers, including the Company, on an on-going basis to determine compliance with FAA regulations and operating authorizations.

     The Company applied for a Certificate of Public Convenience and Necessity under Section 401(d)(1) of the Federal Aviation Act (the "401 Certificate") in order to facilitate aircraft financing. The 401
Certificate was granted on September 10, 1992.

     In accordance with FAA requirements, a portion of the Company's aircraft fleet had the initial equipment installed for aircraft collision avoidance systems (TCAS) by September 30, 1991. Also, in accordance with FAA requirements, installation of TCAS II equipment on all of its Shorts 360 and Dash 8 aircraft was completed by December 31, 1993 at a total cost of $490,007. Installation of the required ground proximity warning system
(GPWS), as well as provisioning for TCAS I, was completed on all of the Company's Jetstream 31 aircraft by April 20, 1994 at a total cost of $570,532. The Company will complete the installation of TCAS II equipment on its Jetstream 31 aircraft by December 31, 1995 at an approximate cost of $400,000.

     Although the Company cannot offer assurances in this regard, it believes it is in compliance with all requirements necessary to maintain, in good standing, its operating authorities granted by the DOT and the FAA, and that its aircraft comply with all applicable Federal and local laws and regulations pertaining to aircraft noise.

     The Company is subject to various Federal and local laws and regulations pertaining to other issues of environmental protection. The Company believes it is in compliance with all governmentally imposed environmental protection standards.

     The Federal Communications Commission ("FCC") has jurisdiction over the use of radio facilities by air carriers. Airlines, and in some cases their personnel, operating transmitters and receivers must obtain licenses from the FCC, which may be revoked for cause. The Company believes that it and its personnel hold all required FCC licenses.



The Essential Air Service Program

     Pursuant to the Airline Deregulation Act of 1978, certain communities in the United States are guaranteed specified levels of essential air service (the "EAS Program"). The EAS Program provides for the payment of compensation to carriers which volunteer to provide subsidized essential air service and are selected by the DOT to provide such service. The Company receives subsidy payments under the EAS Program for Danville and Shenandoah Valley, Virginia. DOT subsidy payments accounted for approximately 1.1% percent of the Company's revenues in fiscal 1995. The level of subsidy payments to the Company is determined by the DOT and may be reduced or terminated at its direction. There can be no assurance that funds will be available for the EAS Program in the future.

     The Company must give the DOT ninety (90) days advance notice before discontinuing or significantly reducing service to those communities. If the DOT determines that such discontinuance or reduction would result in the loss of "essential air transportation" for that community, the DOT may require the Company to continue to provide service to the community, at least until a replacement carrier is found.

     The Company filed with the DOT on June 1, 1994 to discontinue service to Danville, Virginia and petition was granted October 1, 1995. In May, 1994 the Company negotiated a new EAS subsidy agreement to serve Shenandoah Valley, Virginia, through May, 1996.


Executive Officers of the Company

Name                      Age     Position
Kenneth W. Gann           56       Director, President and Chief Executive
                                   Officer from November, 1990 to present.

Eric W. Montgomery        36       Vice President of Finance from February,
                                   1995 to present; Secretary from February, 1995 to present.

Peter J. Sistare          32       Vice President of Operations from December, 1993 to present.

Kathryn L. Chisholm       32      Vice President, Sales and Service from December, 1993 to present.




ITEM 2.   PROPERTIES

Ground Facilities

     The Company presently occupies approximately 15,792 square feet of office space in the Charlotte/Douglas International Airport's old terminal building, in Charlotte, North Carolina and 15,000 square feet of hangar space and 10,000 square feet of space for operations use also at the Charlotte/Douglas International Airport. The office space is used for the Company's principal executive and administrative offices and the hangar facility contains the Company's maintenance operations for its aircraft, as well as maintenance support and inventory. The office space and hangar facility are leased under commercial use permits with the City of Charlotte, North Carolina. The permits are a month-to-month tenancy with an annual rental of $188,000 and are cancelable upon thirty (30) days notice by either party. The Company has incurred in fiscal 1995 approximately $257,000 in upfitting expenses, including the cost of an access road to tow its aircraft to the hangar facility. The Company has given 30 days notice effective October 1, 1995 to the Charlotte Airport Authority to terminate the lease for approximately 5,000 square feet of office space that will reduce annual expense by approximately $53,000.

     The Company's counter, baggage, gate and ramp spaces at the airports served by the Company are provided by USAir except at thirteen (13) airports where the space is leased from the airport authorities. With respect to the ground operations at Concourse D of the Charlotte/Douglas International Airport, the Company provides those services under contract with USAir. USAir reimburses the Company for its costs in providing the services.



Passenger Aircraft

     The Company presently services its passenger route system with a fleet of 26 leased turboprop aircraft. The following table sets forth certain information with respect to the Company's passenger aircraft as of October 1994:


                                                                     Approx.          Approx.         Approx.
                                                                    Effective        Cruising        Average
                                  Number of        Number of          Range           Speed            Age
Aircraft                          Aircraft          Seats          in Miles           (MPH)          (years)
Shorts 360                           9                36              250              220                7.3
Jetstream 31                        13                19              350              270                9.2
Dash 8                               4                37              450              290                5.2


     The Company operates its Shorts aircraft primarily on its higher density and shorter-haul markets and its Jetstream aircraft for lower density and longer-haul segments. The Dash 8 aircraft were leased to operate in certain longer-haul and high density markets. All of the aircraft are leased, with terms for the Shorts extending a maximum of nine years and the Jetstreams extending for a maximum of seven years. The renegotiated Dash 8 leases extend to 2007.

     With respect to the Company's renegotiation of its aircraft lease payments in fiscal 1995 (discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations), the lease reductions would cease in the event of a merger, consolidation, acquisition or other significant change in the ownership of the Company.


Maintenance of Aircraft

     The engines on all of the Company's Jetstream 31 aircraft are maintained under a continuous airworthiness maintenance program. Overhauls are performed on these engines as needed to meet performance standards recommended by the manufacturer. The engines on the Shorts 360 aircraft undergo overhaul after every 7,500 hours of operation. This interval is based on the manufacturers' approved sampling program which allows for escalation at 500-hour intervals after the completion of a satisfactory engine overhaul. The engines on the Company's Jetstream 31 aircraft undergo disassembly inspection and repair after every 3,500 hours of operation. This interval is also based on the manufacturers' recommendation. The engines on the Dash 8 aircraft undergo overhaul after every 12,000 hours of operation. This interval is also based on the manufacturers' recommendation. The engines on the Shorts 360 and Dash 8 aircraft are maintained under a continuous airworthiness maintenance program which includes computerized engine analysis.

     Substantially all of the maintenance, service and inspection of aircraft, except major engine and component overhaul, is performed by Company personnel. Major engine repair is performed by the engine manufacturer or its authorized overhaul agencies. Component overhaul is performed by the applicable manufacturer or an appropriate contractor.


ITEM 3.   LEGAL PROCEEDINGS

     ALA, Inc. and Larry H. Schatz v. CCAIR, Inc.  In United States
District Court for the District of New Jersey, ALA, Inc. and Larry H.
Schatz on April 7, 1993 filed a complaint alleging breach of contract and a right to specific performance. The complaint arose from a letter with Mr. Schatz concerning the potential sale of the Company's common stock to a purchaser represented by him. Mr. Schatz sought damages in excess of $525,000 and ALA, Inc. sought damages in excess of $20,000,000. The
Company has vigorously denied that the letter constituted a contract to sell shares of the Company's common stock. The Company engaged the New Jersey law firm of Archer & Greiner to represent the Company in the litigation. On September 27, 1993, Judge Wolin dismissed the complaint on the merits. The plaintiffs appealed the dismissal, which appeal was decided in the Third Circuit Court of Appeals on July 7, 1994. The Third Circuit reversed, so that ALA could do limited discovery to seek an admission from the Company that a contract was formed. On May 1, 1995, Judge Wolin again dismissed the complaint, finding that ALA had failed to establish an admission. The plaintiffs have appealed this second dismissal and the appeal could be heard as early as January, 1996. The Company intends to continue to defend this matter vigorously, although the possibility of a favorable out-of-court settlement has not been unequivocally rejected.



ITEM 3.   LEGAL PROCEEDINGS, continued

     CCAIR, Inc. v. ALA, Inc. and Larry H. Schatz. On April 8, 1993, the Company commenced a declaratory judgment action in Superior Court in Mecklenburg County, North Carolina seeking a determination that the Company had no obligation to issue and sell any of its securities to ALA, Inc., that the Company breached no duty or obligation owed to ALA, Inc., that the Company was not liable to ALA, Inc. in any amount, that the Company had breached no duty or obligation to Larry H. Schatz, and that the Company is not liable to Larry H. Schatz in any amount. The defendants removed the proceeding to the Federal District Court for the Western District of North Carolina on May 7, 1993. Further proceedings in this action were suspended pending the final decision of the New Jersey action referred to above. The Company has determined to delay any decision on pursuing this action until the New Jersey action is final and all appeals have been exhausted.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None reportable.



                                  PART II



ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

     The Company's common stock was first sold to the public in July of 1989, when the Company completed an initial public offering of 1,904,518 shares of common stock, of which 1,283,872 shares were sold by the Company and the balance was sold by existing Company stockholders. The Company's common stock is traded in the over-the-counter market, called the Small-Cap Stock Market of NASDAQ. The common stock is quoted under the symbol "CCAR". The following table sets forth the high and low bid quotations for the Company's common stock in the over-the-counter market as reported by NASDAQ for the quarters of the last two (2) fiscal years. These over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

               FISCAL 1994              HIGH       LOW

               First Quarter       9 3/8          5 1/8
               Second Quarter      7 3/8          4 7/8
               Third Quarter       5 5/8          3 5/8
               Fourth Quarter      4 1/8          1 3/8

               FISCAL 1995              HIGH       LOW

               First Quarter       2 3/8          1 1/2
               Second Quarter      2 1/4            7/8
               Third Quarter       2 9/16         1 1/8
               Fourth Quarter      3 11/16        1 3/4


     At September 22, 1995 there were approximately 430 stockholders of record.

     The transfer agent for the Company's common stock is First Union National Bank of North Carolina, Charlotte, North Carolina.

     During its 1994 and 1995 fiscal years, the Company did not pay cash dividends on its common stock. Based upon its forecast for fiscal 1996, the Company does not plan to pay cash dividends in fiscal 1996.


ITEM 6.  SELECTED FINANCIAL DATA (in thousands, except income per share)

                                                                                       Year ended June 30
                                                           1995             1994             1993             1992             1991
Statement of operations data:
  Operating revenues:
    Passenger
                                                        $60,804          $60,063          $61,296          $51,678          $53,952
    Public service                                          695              814              724              676              558
    Other                                                 1,540            1,215            1,159              820              686
          Total operating revenues                       63,039           62,092           63,179           53,174           55,196
  Operating expenses:
    Flight operation                                     22,416           25,586           24,131           16,439           17,374
    Fuel and oil                                          5,406            5,202            5,858            4,769            6,634
    Maintenance materials, repairs
     and overhead                                        11,619           11,270           11,448           10,364           12,248
    Ground operations                                     7,391            9,026            8,100            6,775            7,472
    Advertising, promotion and
     commissions                                          9,007            8,921            9,745            7,876            7,795
    General and administrative                            4,802            4,369            3,821            4,749            4,349
    Depreciation and amortization                         1,845            1,595            1,446            1,268            1,527
    Loss from write-off of
     preoperating costs                                                                       684
          Total operating expenses                       62,486           65,969           65,233           52,240           57,399
          Operating income (loss)                           553           (3,877)          (2,054)             934           (2,203)
  Interest expense                                         (920)            (819)            (789)            (394)             (41)
  Other income (expense), net                                 5              (60)              60             (184)              24
          Income (loss) before
           reorganization items
           and income taxes                                (362)          (4,756)          (2,783)            356            (2,220)
  Reorganization items:
    Chapter 11 administrative expense
     and professional fees                                                                                    (99)           (1,417)
    Provision for rejected
     executory contracts                                                                                                       (100)
    Interest earned on accumulated
     cash resulting from Chapter 11
     proceedings                                                                                                                 20
          Total reorganization items                                                                           (99)          (1,497)
          Income (loss) before
           income taxes                                    (362)          (4,756)          (2,783)             257           (3,717)
  Provision (benefit) for
   income taxes

          Income (loss) before
           extraordinary item                              (362)          (4,756)          (2,783)             257           (3,717)
  Extraordinary item, gain on debt
   restructuring                                                                                             6,098
          Net income (loss)                               $(362)         $(4,756)         $(2,783)         $ 6,355          $(3,717)

Income (loss) per share:
  Income (loss) before extraordinary item                 $( .05)        $(  .68)         $(  .43)         $   .04          $(  .64)
  Extraordinary item                                                                                           .93
          Net income (loss)                               $(  .05)       $(  .68)         $(  .43)         $   .97          $(  .64)

Weighted average common and
 common equivalent shares
 outstanding                                                7,382          7,006            6,547            6,581            5,842
Cash dividends declared
 per common share                                           - -              - -              - -              - -              - -




ITEM 6.  SELECTED FINANCIAL DATA (in thousands, except income per share),
                 continued


                                                                      Year ended June 30
                               1995             1994             1993             1992             1991

Balance sheet data:
  Current assets            $ 9,713          $11,242          $11,458          $12,677          $11,242
  Current liabilities        10,271           11,937            7,850            6,956            3,886
  Net property and
    equipment                12,406           13,337           12,283            9,508           10,677
  Total assets               22,153           24,629           23,793           22,945           22,120
  Long-term debt, less
    current portion (1)       4,876            5,902            6,866            4,339            1,047
  Liabilities subject
    to compromise                                                                                13,127
  Shareholders'
    equity                    5,032            5,372            7,320            9,680            1,878


(1)      See Note 5 to financial statements regarding certain capital lease obligations which are included in long-term debt in this schedule.



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

         The following table sets forth selected operating data relating to the Company's passenger service for fiscal years 1995, 1994 and 1993.

                                                                                     Year ended June 30
                                                                         1995                1994             1993

Operating revenue (000)                                                 $63,039           $ 62,092           $ 63,179
Operating expense (000)                                                  62,486             65,969             65,233
Revenue passengers carried                                              844,421            869,742            898,146
Revenue passenger miles (000) (1)                                       142,499            148,943            137,704
Available seat miles (000) (2)                                          305,388            289,452            284,424
Passenger load factor (3)                                                46.7%              51.5%              48.4%
Passenger breakeven load factor                                          46.9%              56.5%              51.5%
Yield per revenue passenger mile (4)                                     42.7(cent mark)    40.3(cent mark)    44.5(cent mark)
Operating cost per available seat mile                                   20.5(cent mark)    22.8(cent mark)    22.9(cent mark)

Average passenger trip (miles)                                           168.7              171.2              153.3
Average daily aircraft utilization
  per plane (block hours)                                                  8.2                7.4                7.6
Average passenger fare                                                  $72.01            $ 69.06            $ 68.25
Average completion factor                                                95.1%              95.8%              96.2%

         (1)     One revenue passenger transported one mile.
         (2)     The product of the number of aircraft miles and the number of available seats on each stage, representing the total passenger capacity offered.
         (3)     The ratio of revenue passenger miles to available seat miles, representing the percentage of seats occupied by revenue passengers.
         (4)     The passenger revenue per revenue passenger mile.


         The following table sets forth selected operating data relating to the Company's passenger service for each quarter of fiscal year 1995 (see Note 12):

                                                                                     1995 Quarterly Data
                                                                     First           Second       Third               Fourth
                                                                    Quarter         Quarter      Quarter              Quarter


Operating revenue (000)                                             $15,909         $15,096       $14,960             $17,074
Operating income (loss) (000)                                       (   353)            636        (   26)                296
Net income (loss) (000)                                             (   570)            437        (  274)                 45
Earnings (loss) per share                                           (   .08)            .06        (  .04)                .01

Passengers carried                                                  238,087         218,951       179,661            207,722
Revenue passenger miles (000)                                        38,548           36,594       31,069             36,288
Available seat miles (000)                                           74,498           75,928       75,586             79,376
Passenger load factor                                                 51.7%             48.2%        41.1%              45.7%
Passenger breakeven load factor                                       54.7%             46.7%        41.9%              45.6%

Yield per revenue passenger mile                                      39.9(cent)   39.9(cent)   45.8(cent)         45.7(cent)
Average passenger trip (miles)                                        161.9            167.1        172.9              174.7
Average passenger fare                                              $ 64.64          $ 66.66      $ 79.25            $ 79.81



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued


Results of Operations, continued

     Fiscal 1995

     The operating results for fiscal 1995 reflect significant improvement over fiscal year 1994. The cost reduction plan initiated by the Company was the principal reason for the improvement. This plan reduced operating costs by 5.3%, even though capacity, as measured by available seat miles, increased 5.5%. The operating expense reductions, while encompassing all functional areas within the Company, were focused on the following areas: aircraft leases, pilot pay and passenger handling. Operating results also benefitted from the improved yield per revenue passenger mile, which increased from 40.3(cent mark) in fiscal 1994 to 42.7(cent mark) in fiscal 1995. The result of these improvements was operating income of $553,000 and a net loss of $362,000, as compared to an operating loss of $3,877,000 and net loss of $4,756,000 in fiscal 1994.

     Revenues for the years ended June 30, 1995 and 1994 were $63,039,000 and $62,092,000, respectively. The 6.0% increase in yield in fiscal 1995 was the result of industrywide fare increases implemented in the third quarter of fiscal 1995 and the elimination of the low-fare division of Continental, Continental Lite, in the same period. Continental Lite was a direct competitor of USAir and the Company in its service area, and USAir reduced fares, including the joint fares shared with the Company, to avoid losing market share and to stimulate traffic in the winter of 1993. The Continental Lite pricing and service strategy was eliminated by Continental Airlines in the third quarter of fiscal 1995, which allowed USAir to alter its pricing strategy and thus resulted in increased yields for the Company based upon higher joint fares.

     The number of available seat miles (ASMs) increased 5.5% in fiscal 1995 over fiscal 1994, primarily as a result of changes in the Company's service schedule. In conjunction with USAir's strategy of eliminating jet service to short haul markets and turning this flying over to USAir Express commuter operators, the Company initiated all turbo prop service to Augusta, Georgia in February, 1995 and Jacksonville, North Carolina and Lynchburg, Virginia in May 1995. Also during 1995, the Company ceased service to several cities it had previously served on a shared basis with USAir from Charlotte, North Carolina. These cities were Wilmington, North Carolina, Asheville, North Carolina, Tri-Cities, Tennessee, Columbia, South Carolina, Huntsville, Alabama and Knoxville, Tennessee. The net effect of this schedule change was an increase in ASMs, as fourth quarter capacity increased by 5.5% over the third quarter and 6.9% over the same quarter in fiscal 1994. While external factors make analysis imprecise, the Company believes, based on initial results, this change to the schedule, while increasing capacity, was slightly negative from both a yield and load factor perspective. The Company, while able to implement changes in its flight schedule after receiving the consent of USAir, has limited control over the cities it is able to serve as a USAir Express carrier. The Company is unaware of any contemplated schedule changes which would have a significant impact on operations.

     The number of revenue passengers carried decreased by 2.9% and revenue passenger miles (RPMs) decreased by 4.3% in fiscal 1995 as compared to fiscal 1994. The primary reason for the reduced passengers and RPMs is the elimination of the low-fare, traffic stimulation environment which existed in the Company's service area until the cessation of Continental Lite as previously addressed.

     Operating costs per available seat mile in fiscal 1995 declined 10.1% from 22.8(cent mark) to 20.5(cent mark), as compared to the previous fiscal year. The increases in fuel, maintenance, advertising, general and administrative and depreciation were more than offset by decreases in flight operations and ground operations.

     Flight operations expense decreased by 12.4% in fiscal 1995 to $22,416,000 compared to $25,586,000 in fiscal 1994. The principal reason for this reduction was a 19.1% decrease in aircraft lease expense. See discussion below under Liquidity and Capital Resources. In addition, pilots' salaries and related costs decreased 4.7% in fiscal 1995 as a result of the implementation of a salary reduction plan negotiated with the Air Line Pilots Association (ALPA). The reduced pay levels began in October 1994 and will be phased back in over sixteen months. The plan entailed an initial 16% pay reduction in October 1994. After each subsequent four-month period, an additional 4% of the initial reduction would be reinstated until February 1996, at which time the salaries will revert to the levels prior to October 1, 1994. The Company has previously estimated that the ALPA agreement would result in savings of approximately $850,000 from October 1, 1994 through January 31, 1996 at present staffing levels, of which $638,000 would be realized in fiscal 1995. The actual savings were $318,000, which differed from the projection due to the increased block hours flown due to the service schedule increase in the fiscal 1995 fourth quarter.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued



Results of Operations, continued

     Fiscal 1995, continued

     Crew travel expenses were reduced by 9.7%, or $137,000, in fiscal 1995 as a crew base was established in Augusta, Georgia, to decrease crew per diem and lodging expenses. A Jacksonville, North Carolina crew base was established in August, 1995 which will further reduce crew per diem and lodging expense for fiscal 1996. Efficient utilization of pilots allowed the Company to operate the increased capacity without adding new pilots, thus pilot training costs consisted only of recurrent training. This efficiency enabled the Company to reduce crew training costs by $160,000, or 34.0%. Flight attendant salaries and related costs increased $77,000 or 7.3%, due to scheduled service increases, and hull insurance expense increased 11.4%, or $182,000, due to rate increases.

     Fuel and oil expense increased to $5,406,000 in fiscal 1995 from $5,202,000 in fiscal 1994. The average cost per gallon of fuel into plane decreased to 67.1(cent mark) in 1995 from 68.3(cent mark) in 1994, reflecting the continued savings to the Company from the purchase of fuel through a USAir subsidiary. As fuel expense is only 8.7% of operating expenses, the Company does not believe it is cost effective to attempt to manage fuel price risk, thus no derivatives are used for hedging purposes. Total fuel consumption was 8.1 million gallons in fiscal 1995 versus 7.7 million gallons in fiscal 1994. The increase from year to year was a direct result of increased levels of operations.

     Maintenance materials, repairs and overhead increased from $11,270,000 in fiscal 1994 to $11,619,000 in fiscal 1995. The higher costs were attributable to an increase in the number of flight hours flown, however, the cost of maintenance repairs and materials per ASM in fiscal 1995 was 3.8(cent mark) compared to 3.9(cent mark) per ASM in fiscal 1994.

     Ground operations expense decreased from $9,026,000 in fiscal 1994 to $7,391,000 in fiscal 1995. In July of 1993, USAir increased handling fees that the Company pays for its passengers. At this time the Company was paying $8.24 per passenger handled by USAir. In March of 1994, the Company assumed responsibility for ground operations at Concourse D at the Charlotte/Douglas International Airport in conjunction with the implementation of cost cutting measures by USAir. The Company assumed the responsibility for the salaries and benefits of the Concourse D employees, and in return received $296,900 per month from USAir and a reduction in passenger handling fees to $5.70 per passenger. In January of 1995, the Company's reimbursement rate for operating Concourse D increased to $340,000 per month. In March, 1995, the per-passenger handling fee charged by USAir increased to $6.20 and increased to $6.50 in July, 1995. The Company cannot predict the timing or extent of future passenger handling fee adjustments. The reduction in ground operations expenses, while primarily due to the Concourse D realignment, was also due to operational efficiencies experienced at other stations operated by the Company.

     Advertising, promotion and commissions expense increased from $8,921,000 in fiscal 1994 to $9,007,000 in fiscal 1995, a 1.0% increase.
This increase is directly related to the passenger revenue increase, as these expenses as a percentage of passenger revenue remained constant, 14.8% of revenue in fiscal 1995 and 14.9% of revenue in fiscal 1994.

     General and administrative expense increased to $4,802,000 in fiscal 1995 as compared to $4,369,000 in fiscal 1994. This increase was primarily attributable to passenger liability and property insurance increases of $230,000, or 19%. Passenger liability rate increases more than offset the reduction in passengers and the resultant decrease in RPMs.

     Depreciation and amortization increased from $1,595,000 in fiscal 1994 to $1,845,000 in 1995, primarily as a result of increased depreciation on rotable flight equipment reclassified from inventory in fiscal 1994.


     Fiscal 1994

     The financial results for fiscal 1994 reflected the difficult environment facing the Company. The Company was able to limit the increase in operating expenses to 1.1%, but operating revenue decreased by 1.7%.
The decrease in operating revenue was directly related to lower ticket prices caused by increased fare competition and cancellation of flights due to weather in the third quarter. The result was an operating loss of $3,877,000 and a net loss of $4,756,000. These results compare to an operating loss of $2,054,000 and net loss of $2,783,000 in fiscal 1993.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

Results of Operations, continued

     Fiscal 1994, continued

     For fiscal 1994 as in fiscal 1993, the depressed yield per revenue passenger mile led to net operating losses. The yield per revenue passenger showed a steady increase to 44.2(cent mark) in the three-month period ended March 31, 1994, but at the end of that period, the yield decreased due to USAir's fare reductions as part of its strategy to avoid losing market share. The number of revenue passengers carried decreased by 3% in fiscal 1994 as compared to fiscal 1993; however, the number of revenue passenger miles increased by 8% over the same periods. In fiscal 1994, the Company's passengers on average took longer flights as evidenced by the 12% increase in the length of average passenger trip over fiscal 1993. The number of revenue passengers carried was affected by a reduction in opportunities to connect traffic over the Charlotte hub and weather-related cancellations in January and February of 1994.

     The number of available seat miles increased 1.8% in fiscal 1994 over fiscal 1993, as a result primarily of changes in the Company's service schedule. In the first three-month period, ASMs were in excess of 78 million, but that level was not obtained in the remaining three quarters of fiscal 1994. During the last three quarters of fiscal 1994, the Company reduced and terminated service to Columbus, Georgia and Panama City, Florida, that represented two of the longer stage lengths in the Company's system. For fiscal year 1994, the Company did not have full deployment of its fleet due to capital improvements and overhauls.

     Operating costs per ASM in fiscal 1994 declined slightly from 22.9(cent mark) to 22.8(cent mark), as compared to the prior fiscal year. The increases in the expense categories of flight operations, ground operations and general and administrative expenses were offset to a degree by decreases in the categories of fuel, maintenance and advertising, promotion and commissions. Flight operations expense had an increase of approximately $375,000 due to the addition of fifteen pilots for anticipated new flying. Those pilots were furloughed in the three-month period ended June 30, 1994. Per- passenger fees charged by USAir for passenger handling and reservations service increased on July 1, 1993, resulting in an aggregate cost increase of approximately $188,000 per month. Those per-passenger fees were reduced on March 1, 1994 resulting in an aggregate cost reduction based on the number of revenue passengers in that period of approximately $234,000 per month. Other efficiencies created by the Company taking over the handling of Concourse D in Charlotte also contributed to the cost reductions. A 40.5% increase in insurance expense affected both flight operations and general and administrative expenses.


     Fiscal 1993


     Financial results for the year were disappointing. Total revenue increased by 18.8%, but operating and nonoperating expenses increased by 24.8%. The larger increase in expenses resulted in a net loss of $2,783,000. This net loss compares to net income of $6,355,000 in fiscal 1992. The net income in fiscal 1992 included an extraordinary gain of $6,098,000 on debt restructuring accomplished through the Chapter 11 bankruptcy proceeding.

     A significant factor in the net loss was the depressed yield per revenue passenger mile experienced in fiscal 1993. In the first quarter of fiscal 1993, the yield was depressed due to industrywide fare wars.
These fare wars caused the Company's yield to fall to 41(cent mark) for the three-month period ended September 30, 1992 and resulted in an operating loss of $2,216,000. During the period from October 1, 1992 through March 31, 1993, the Company experienced an increase in the yield per revenue passenger mile and achieved an operating income of $1,025,000. The improvement in yield per revenue passenger mile did not continue into the three-month period ended June 30, 1993. In fact, the yield fell to 43(cent mark) due to the effects of fare reductions and length of passenger haul. Thus, the reduction of operating loss experienced during the middle part of fiscal 1993 was reversed and the operating loss of $2,783,000 resulted.

     The number of revenue passengers carried was below management's expectations and was reflected in the 48.4% load factor for the period.
The shortfall was caused by a reduction in opportunities to connect traffic over the Charlotte hub.



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued



Results of Operations, continued

     Fiscal 1993, continued

     Costs per ASM decreased by 7.7%, from 24.8(cent mark) to 22.9(cent mark), as compared to the prior fiscal year. This decrease is due to the increase in ASMs of 35% while holding operating costs to an increase of 24.8%, as compared to the prior fiscal year. The Company experienced a lower increase in total operating costs compared to the increase in ASMs due to longer stage lengths flown as reflected in the increase in average passenger trip miles of 11% as well as certain cost containment strategies. These strategies included a reduction in personnel employed in the general and administrative and the maintenance areas.

     Operating costs in fiscal 1993 were also affected by a write-down of $684,000 in preoperating costs. Previously, these preoperating costs, incurred incidental to the introduction to service of de Havilland Dash 8 aircraft in fiscal 1992, were deferred and amortized over periods not to exceed five years, to reflect the benefit of the new equipment and the incidental costs over future periods. As a result of the lower yields experienced by the Company in the first quarter, the Company elected to write off all of the preoperating costs, because the benefits to future periods became doubtful. The Company's assessment was based on estimated cash flows from operations of the related aircraft which were not sufficient to assure recovery of the deferred costs. Management believes that this adjustment was prudent based on actual and projected business conditions. While this adjustment represented a one-time, noncash charge that increased operating costs, it will not be repeated; however, it will reduce amortization charges contained in future income statements.


Liquidity and Capital Resources

     The Company's cash needs result from continuing operations including capital expenditures necessary to the operation of its aircraft, and the payment of creditors in accordance with the schedule set forth in its Plan of Reorganization as modified by subsequent agreements. During fiscal 1995 the Company satisfied its cash requirements through internally generated funds and borrowings under a revolving line of credit agreement with a bank from July 1, 1994 through February 2, 1995 and under a revolving line of credit agreement with an affiliate of an aircraft manufacturer from February 3, 1995 through the end of the fiscal year, both secured by all of the Company's accounts receivable. The Company also utilized short-term loans from certain directors and officers secured by owned flight equipment, and through the deferral of certain scheduled debt and lease payments pursuant to note agreements to satisfy its cash needs.

     In order to improve the financial condition of the Company in fiscal 1995, management implemented a cost reduction and debt restructuring plan based upon the following components:



     1.   Reduction in aircraft lease payments.
     2.   Bankruptcy debt restructuring with aircraft manufacturers.
     3.   New line of credit facility.
     4.   Consolidation of maintenance and administrative facilities.
     5. Concessionary labor agreement with the pilots. (See discussion above under Fiscal 1995 Results of Operations.)

     Restructuring

     During the first quarter of fiscal 1995, the Company began negotiations to reduce its lease payments for its Shorts and Jetstream 31 aircraft. The Company entered into revised aircraft lease agreements with Shorts, effective October 1, 1994, for the Company's nine Shorts 360 aircraft, and with JACO, effective September 1, 1994, for the Company's twelve Jetstream 31 aircraft. These agreements provided for reductions in lease payments aggregating approximately $192,000 per month. Additionally, the Company has agreed to lease replacement Jetstream 31 aircraft, at further reduced rates through December 2001, upon the expiration of seven of the current leases with JACO. The current leases expire in calendar years 1997, 1998 and 1999. The Company has also committed to lease four additional Jetstream 31 aircraft during the first half of calendar year 1996, of which one aircraft was leased by the Company in June, 1995. The leases for the additional aircraft will expire in December 2001.



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued


Liquidity and Capital Resources, continued

     Restructuring, continued

     During fiscal 1994 the Company did not make lease payments totaling $585,000 to Mellon Financial Services Corporation #3 ("Mellon") for the Dash 8 aircraft operated by the Company. The failure to make the aircraft lease payments to Mellon in 1994 resulted in the cancellation of the related lease agreements, however, the Company operated the aircraft under interim leases with Mellon through November 1994. In November, 1994, CIT Leasing Corporation ("CIT"), acquired the four Dash 8 aircraft from Mellon. The Company subsequently signed new lease agreements with CIT which expire in 2007, resulting in an annual reduction of approximately $516,000 in aircraft rental payments. As a result, during the second quarter of fiscal 1995, the Company reversed the $585,000 of accrued rental payments previously recorded as due to Mellon as a reduction of flight operations expense.

     Subsequent to June 30, 1995, the Company and Jet Acceptance Corporation ("JACO") restructured the entire remaining amount due to JACO under the bankruptcy plan, including the August 31, 1995 installment of $327,000. The amount due was approximately $1,232,000, net of $402,000 discount at 15% as of June 30, 1995. Under this agreement, the Company will issue a promissory note to JACO in the principal amount of $676,000, payable in forty-eight equal monthly installments of $17,727, consisting of principal and interest, beginning on January 30, 1996. Interest at 10% per annum will accrue beginning September 1, 1995. Additionally, the remaining balance due under the bankruptcy plan subsequent to the issuance of the above promissory note will be satisfied with the issuance of 325,000 shares of the Company's common stock to JACO. The stock must be held by JACO, with certain exceptions, for a minimum of one year from issue date before it can be transferred.

     At June 30, 1995, $378,500 remained due to Shorts under a note agreement related to previous rent and bankruptcy debt obligations. In September, 1995 the Company reached an agreement with Shorts to restructure the payment of the remaining two installments of this note payable and the payment of the remaining two installments of the bankruptcy debt due on August 31, 1995 and 1996. Under this agreement, the Company will issue a promissory note to Shorts in the principal amount of $892,067, payable in forty-eight equal monthly installments of $22,625, consisting of principal and interest, beginning on October 1, 1995. Interest at 10% per annum will accrue beginning October 1, 1995. Subsequent to June 30, 1995 the Company deferred a lease payment due Shorts amounting to $306,000. The Company and Shorts have agreed to satisfy this obligation with proceeds resulting from the anticipated sale of 125,000 shares of the Company's common stock at market prices. Proceeds in excess of the $306,000 liability will be credited against future lease payments and any deficit will be satisfied in cash by the Company after the completion of the issuance and sale of the stock.



     On August 31, 1995, the Company made the bankruptcy payment of $166,000 due to the unsecured creditors and the bankruptcy payments totalling $70,000 to certain aircraft parts suppliers. In addition, the Company made the scheduled bankruptcy payments due August 30, 1995 to certain taxing authorities totalling $92,000. After the bankruptcy installments due in August, 1995, excluding the restructured payments above, the Company has one payment to taxing authorities due in June, 1996 totalling $91,000 and payments to unsecured creditors of $166,000 due annually each August until 2000. The Company intends to make these payments when due.

     During fiscal 1994 and through October 31, 1994, the Company had available a revolving line of credit agreement (the "Line") with a bank up to a maximum of $1,660,000 bearing interest at the prime rate. The Line was guaranteed by one of the Company's creditors via a loan purchase agreement with the bank and a $1,660,000 standby letter of credit. Substantially all receivables collateralized the Line and the underlying guarantee. Although the Line expired on October 31, 1994, the bank granted monthly extensions through January 31, 1995. In February, 1995, the Company obtained a line of credit (the "Line of Credit") in an amount not to exceed $2,500,000 from JSX Capital Corporation ("JSX"). JSX is an affiliate of JACO and British Aerospace Holdings, Inc., the company that had previously collateralized the Company's bank Line through a loan purchase agreement. The Line of Credit permits the Company to borrow up to 50% of a borrowing base, which consists of the Company's transportation and nontransportation charges to Airlines Clearing House, Inc. ("ACH") or such greater amount as JSX shall determine, but in no event more than $2,500,000. The Line of Credit is secured by all of the Company's accounts receivable, bears interest at prime + 2% and terminates on December 31, 1995, but may be extended by JSX for successive one year periods. Subsequent to June 30, 1995, JSX has committed to extend the Line of Credit through December 31, 1996.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued



Liquidity and Capital Resources, continued

     Restructuring, continued

     The relocation and consolidation, effective July 11, 1994, of maintenance, maintenance support and inventory into the 15,000 square foot hangar facility has reduced maintenance costs through increased productivity and efficiency in the maintenance function. In addition, the flight operations, dispatch, crew scheduling, ground service maintenance, catering supply inventory and marketing functions were consolidated into a 10,000 square foot facility in the first quarter of fiscal 1996. The effect of this will reduce expense approximately $200,000 per year and to increase Company revenue and productivity in the flight operations department by coordinating flight operations and marketing functions.

     Other Financing

     On June 30, 1995, the Company entered into a sale and leaseback transaction with Adallipa Partners ("the Partnership"), a North Carolina partnership, whereby the Company sold and simultaneously leased back certain aircraft engines. The Partnership was formed June 30, 1995 by certain members of the Company's Board of Directors for the purpose of entering into the sale and leaseback transaction. The Company received $1,000,000 in July, 1995, in consideration for the engines. To induce the Partnership to enter into this transaction, the Company issued to the Partnership a warrant to purchase 250,000 shares of the Company's common stock at an issue price equal to the fair market value of the Company's common stock on June 30, 1995. The warrant carries a three-year term for exercise. Under the terms of the operating lease, the Company will pay approximately $30,000 per month rental expense during the three-year lease term. The lease may be renewed at the end of the original term at a reduced lease rate.

     During fiscal 1995, the Company obtained several short-term loans from certain directors and officers. Amounts borrowed under these loans ranged from $30,000 to $400,000, and earned interest at rates of seven and ten percent. The aggregate maximum and average amounts outstanding under these loans were $600,000 and $157,000 respectively. In connection with these loans, the Company issued to the lending parties options or warrants to purchase 78,425 shares of the Company's common stock. Of the options issued, 20,675 remain subject to shareholder approval due to share availability limitations.

     Capital Expenditures

     Capital expenditures consist of major component overhauls and fixed asset replacement. Capital expenditures in fiscal 1995 were $5,437,000 as compared to $4,888,000 in fiscal 1994. The increase is primarily due to increased expenditures for engine overhauls on the Dash 8 aircraft. The Company projects fiscal 1996 capital expenditures to be approximately $5.0 million. The major components of the 1996 capital budget are engine overhauls ($3,700,000), installation of Traffic Collision Avoidance System
(TCAS) equipment on the Jetstream 31 aircraft ($400,000), and airframe and landing gear overhauls on the Shorts aircraft ($600,000).

     Operating Cash Flow

     The Company receives payments for airline tickets under interline agreements through the Airlines Clearing House one month in arrears. Historically, this payment in arrears has caused significant cash flow problems in the last half of each month. The Company has a line of credit with JSX to provide a steady cash flow between ACH settlements. The Company believes that the restructuring stated above and improved revenue environment will provide sufficient cash flows to provide for continuing operations, capital expenditures and scheduled debt and bankruptcy payments absent adverse changes in current market conditions. If operating cash flows and the Line of Credit are insufficient to meet obligations, the Company has these financing sources available: issuance of stock, short-term loans from officers and directors, extending terms with trade creditors and restructuring aircraft lease payments.

     Accounts receivable increased to $5,517,000 in fiscal 1995 from $5,245,000 in fiscal 1994. The increase is attributable to greater passenger revenue in 1995 resulting from an increase in yield per revenue passenger mile, plus an increase in subcontracted handling fees billed to USAir.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued




Liquidity and Capital Resources, continued

     Operating Cash Flow, continued

     Inventories decreased from $2,192,000 in fiscal 1994 to $1,785,000 in fiscal 1995, primarily due to the reclassification of certain parts previously recorded as inventory to property and equipment in fiscal 1995.

     Prepaid expenses decreased from $3,154,000 in fiscal 1994 to $1,354,000 in fiscal 1995. This decrease was the result of a change in the method of paying the hull and passenger liability insurance. In fiscal 1994, the Company financed the insurance premium through a finance company and recorded the related short-term notes payable and prepaid insurance upon signing the note at the beginning of the insurance policy term (March 1, 1994). In fiscal 1995, no such short-term note was signed, and the Company is paying the insurance premium directly to the insurance broker on an installment basis. The difference between amounts recorded as expense and premium installments paid is recorded as prepaid expense in fiscal 1995. In conjunction with this, notes payable and current maturities of long-term debt decreased from $3,396,000 in fiscal 1994 to $1,575,000 in fiscal 1995.

     Accounts payable increased to $4,058,000 in fiscal 1995 as compared to $3,011,000 in fiscal 1994 due to the extension of terms with trade creditors and the timing of payments. Accrued expenses decreased from $5,170,000 in fiscal 1994 to $4,288,000 in fiscal 1995 as aircraft lease payments were current in fiscal 1995.

     Deferred credits increased $697,000 as a result of lease expense recorded in excess of lease payments on the Company's JACO leases (see Note 5 to the financial statements).


Inflation

     Inflation has not had a material impact on the Company's operations.



ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this item is submitted beginning on Page F-4 of this Form 10-K.



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


     None.



ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT



ITEM 11.  EXECUTIVE COMPENSATION




                                  PART III



ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT



ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Items 10 through 13 are incorporated by reference to the Company's definitive proxy statement as filed with the Securities and Exchange Commission.



                                  PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K


     (a)  The following documents are filed as a part of this report:

          1. & 2. The financial statements and schedule required by this Item can be found as indexed on Page F-1.

          3.   Exhibits shown by index beginning on page E-1.

     (b)  Reports on Form 8-K.

          None.






                                 SIGNATURES



     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   CCAIR, INC.


DATE:     October 12, 1995              BY:    /s/ Kenneth W. Gann

                                        Kenneth W. Gann, President and
                                        Chief Executive Officer

     Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



   Signatures                                   Title                     Date

/s/ Kenneth W. Gann        Chairman of the Board of Directors,         October 12, 1995

Kenneth W. Gann            Chief Executive Officer, President
                            (Principal Executive Officer)


/s/ Eric W. Montgomery     Vice President of Finance;
                                                                      October 12, 1995
Eric W. Montgomery            (Principal Financial Officer,
                         Principal Accounting Officer)


  /s/ John A. Adams                Director                           October 12, 1995
John A. Adams


  /s/ K. Ray Allen                  Director                          October 12, 1995
K. Ray Allen


  /s/ Gordon Linkon                 Director                      October 12, 1995
K. Ray Allen


  /s/ Dean E. Painter, Jr.              Director                   October 12, 1995
Dean E. Painter, Jr.


                                CCAIR, INC.

          INDEX TO FINANCIAL STATEMENTS AND SCHEDULE




                                                                     PAGE NO.


Report of Arthur Andersen LLP - Independent Public Accountants          F-2


Report of Coopers & Lybrand - Independent Accountants                   F-3


Financial Statements:


      Balance Sheets as of June 30, 1995 and 1994                       F-4


      Statements of Operations for the Years ended June 30,
       1995, 1994 and 1993                                              F-5


      Statements of Changes in Shareholders' Equity for the Years
       ended June 30, 1995, 1994 and 1993                               F-6


      Statements of Cash Flows for the Years ended
       June 30, 1995, 1994 and 1993                                     F-7


      Notes to Financial Statements                                  F-8 - F-17

Financial Statement Schedule:


      II    Valuation and Qualifying Accounts for the Years ended
             June 30, 1995, 1994 and 1993                               S-1




      All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission have been omitted because they are not applicable, not required or the information presented has been furnished elsewhere.



                REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To CCAIR, Inc.:

     We have audited the accompanying balance sheets of CCAIR, Inc. (a Delaware corporation) as of June 30, 1995 and 1994, and the related statements of operations and changes in shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CCAIR, Inc. as of June 30, 1995 and 1994, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

     Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index of financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




Charlotte, North Carolina,             Arthur Andersen LLP
October 12, 1995



                          REPORT OF INDEPENDENT ACCOUNTANTS




To the Board of Directors and
 Shareholders of CCAIR, Inc.:


     We have audited the balance sheet of CCAIR, Inc. as of June 30, 1993 and the related statements of operations, shareholders' equity and cash flows for the year ended June 30, 1993. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     As discussed in Note 2 to the financial statements, on July 5, 1990, the Company filed a voluntary petition for protection under Chapter 11 of the United States Bankruptcy Code. From July 5, 1990 until September 3, 1991, the Company operated its business as a Debtor-in-Possession. In June 1991, the Company filed a Revised and Amended Plan of Reorganization (the "Plan") with the United States Bankruptcy Court (the "Court"). The Plan was voted upon by the Company's creditors and was confirmed by the Court with an effective date of September 3, 1991.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CCAIR, Inc. as of June 30, 1993, and the results of its operations and its cash flows for the year ended June 30, 1993 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.


Charlotte, North Carolina,
October 8, 1993                                 COOPERS & LYBRAND


                              CCAIR, INC.

                             BALANCE SHEETS

                         June 30, 1995 and 1994
                       _________________________

 ASSETS
                                                                         1995                        1994
Current assets:
  Cash and cash equivalents                                          $    56,995                 $   651,020
  Receivables, principally traffic,
   less allowance for doubtful
   receivables of $86,800 in 1995
   and $186,800 in 1994                                                5,517,072                   5,244,782
  Related party receivable (Note 7)                                    1,000,000                     ----
  Inventories, less allowance for
   obsolescence of $466,000 in 1995
   and 1994                                                            1,784,885                   2,192,219
  Prepaid expenses                                                     1,354,130                   3,154,433
          Total current assets:                                        9,713,082                  11,242,454

Property and equipment, at cost:
  Flight equipment and leasehold improvements                         20,380,436                  18,842,203
  Ground and other property and equipment                              4,383,803                   3,919,105
                                                                      24,764,239                  22,761,308
   Less accumulated depreciation
    and amortization                                                 (12,358,632)                ( 9,423,875)
                                                                      12,405,607                  13,337,433
Other assets                                                              34,542                      49,075

          Total assets                                               $22,153,231                 $24,628,962


     LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Notes payable and current maturities
   of long-term debt                                                 $ 1,575,047                 $ 3,395,830
  Current obligations under capital leases                               350,377                     360,196
  Accounts payable                                                     4,058,097                   3,011,203
  Accrued expenses                                                     4,288,320                   5,169,610
          Total current liabilities                                   10,271,841                  11,936,839
Long-term debt, less current maturities                                1,863,371                   2,570,438
Capital lease obligations, less current
 obligations                                                           3,012,217                   3,331,314
Deferred credits, net of amortization of
 $1,380,735 in 1995 and $1,200,513 in 1994                             1,810,486                   1,293,920
Noncurrent rent obligations
 and other liabilities                                                   162,611                     124,780
          Total liabilities                                           17,120,526                  19,257,291

Commitments and contingencies (Notes 5, 6, and 10)

Shareholders' equity:
  Common stock, $.01 par value, 10,000,000
   shares authorized, 7,400,695 and 7,381,195
   issued and outstanding at June 30, 1995
   and 1994, respectively                                                 74,007                      73,812
  Additional paid-in capital                                          17,020,148                  16,997,186
  Accumulated deficit                                                (12,061,450)                (11,699,327)
      Total shareholders' equity                                       5,032,705                   5,371,671

          Total liabilities and
           shareholders' equity                                      $22,153,231                 $24,628,962




The accompanying notes to financial statements are an integral part of these balance sheets.

                              CCAIR, INC.

                        STATEMENTS OF OPERATIONS
            For the Years Ended June 30, 1995, 1994 and 1993
                        ________________________


                                                      1995                     1994                      1993


Operating revenue:
  Passenger                                        $60,804,001              $60,062,853               $61,296,168
  Public service                                       695,047                  814,192                   723,618
  Other, principally freight
   and charter                                       1,539,652                1,215,382                 1,159,008

                                                    63,038,700               62,092,427                63,178,794

Operating expenses:
  Flight operations                                 22,415,288               25,586,446                24,131,102
  Fuel and oil                                       5,406,055                5,202,135                 5,858,661
  Maintenance materials and repairs                 11,619,432               11,269,951                11,447,780
  Ground operations                                  7,390,643                9,025,532                 8,100,035
  Advertising, promotion and
   commissions                                       9,006,992                8,920,815                 9,744,902
  General and administrative                         4,802,454                4,369,407                 3,821,008
  Depreciation and amortization                      1,844,683                1,594,812                 1,445,838
  Write-off of preoperating
   costs (Note 1)                                      ----                     ----                      684,067

                                                    62,485,547               65,969,098                65,233,393

          Operating income (loss)                      553,153               (3,876,671)               (2,054,599)

Interest expense                                    (  920,528)              (  819,519)               (  789,139)
Other income (expense), net                              5,252               (   59,579)                   60,305

          Net loss                                 $(  362,123)             $(4,755,769)              $(2,783,433)

Loss per common share                              $(      .05)             $(      .68)              $(      .43)

Weighted average common and common
 equivalent shares outstanding                       7,381,729                7,005,957                 6,546,927


The accompanying notes to financial statements are an integral part of these financial statements.

                              CCAIR, INC.

             STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

            For the Years Ended June 30, 1995, 1994 and 1993
                       _________________________





                                                                  Additional
                                             Common Stock          Paid-in     Accumulated
                                            Shares    Amount        Capital       Deficit        Total


Balances, June 30, 1992                    6,496,195   64,962      13,775,404    ( 4,160,125)   9,680,241

Net loss                                                                         ( 2,783,433)  (2,783,433)

Exercise of options                          168,000    1,680         421,820                     423,500

Balances, June 30, 1993                    6,664,195  $66,642     $14,197,224   $( 6,943,558)  $7,320,308

Net loss                                                                         ( 4,755,769)  (4,755,769)

Issuance of stock to vendors                 650,000    6,500       2,526,507                   2,533,007

Exercise of options                           67,000      670         273,455                     274,125

Balances, June 30, 1994                    7,381,195  $73,812     $16,997,186   $(11,699,327)  $5,371,671

Net loss                                                                         (   362,123)   ( 362,123)

Exercise of options                           19,500      195          22,962                      23,157

Balances, June 30, 1995                    7,400,695  $74,007     $17,020,148   $(12,061,450)  $5,032,705


The accompanying notes to financial statements are an integral part of these financial statements.

                              CCAIR, INC.

                        STATEMENTS OF CASH FLOWS
            For the Years Ended June 30, 1995, 1994 and 1993
                        ________________________





                                                                    1995              1994               1993
Cash flows from operating activities:
  Net loss                                                      $(  362,123)      $(4,755,769)       $(2,783,433)
  Adjustments to reconcile net income
   (loss) to net cash provided by
   operating activities:
    Note discount amortization                                      328,238           376,825            393,793
    Depreciation and amortization                                 5,388,356         4,792,962          4,518,488
    Lease expense in excess of payments                             696,788           ----               ----
    Write-off of preoperating costs                                 ----              ----               684,067
    Loss on disposal of assets                                       36,902            58,310             59,356
    Changes in certain assets
     and liabilities:
      Receivables, net                                           (  272,290)       (1,886,218)         2,117,503
      Inventories, net                                              407,334            89,941         (  370,777)
      Accounts payable                                            1,046,894         1,569,749            138,139
      Accrued expenses                                           (  562,790)        3,332,579             46,767
      Other note payable                                         (  801,000)          801,000            ----
      Noncurrent rent obligations                                (   32,515)       (   32,579)        (   32,579)
      Other changes, net                                          1,627,431        (1,426,064)        (  403,805)
           Net cash provided by
            operating activities                                  7,501,225         2,920,736          4,367,519

Cash flows from investing activities:
  Capital expenditures                                           (5,437,286)       (4,887,696)        (5,197,784)
  Proceeds from sale of assets                                       44,539            23,255             34,001
           Net cash used in
            investing activities                                 (5,392,747)       (4,864,441)        (5,163,783)

Cash flows from financing activities:
  Issuance of common stock                                           23,157           274,125            423,500
  Issuance of notes and long-term debt                            2,857,211         3,693,351          3,504,994
  Reductions of notes and long-term debt,
   including payments under capital
   lease obligations                                             (5,582,871)       (4,117,908)        (3,304,417)
           Net cash provided (used)
            by financing activities                              (2,702,503)       (  150,432)           624,077
Net decrease in cash                                             (  594,025)       (2,094,137)        (  172,187)
Cash, beginning of period                                           651,020         2,745,157          2,917,344
Cash, end of period                                             $    56,995       $   651,020        $ 2,745,157


The accompanying notes to financial statements are an integral part of these financial statements.


                              CCAIR, INC.

                     NOTES TO FINANCIAL STATEMENTS
                          ____________________




1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        A summary of the significant accounting policies applied in the preparation of these financial statements follows:

        Business Description and Basis of Presentation - CCAIR, Inc. is an independent regional airline providing scheduled passenger service as USAir Express in the southeast United
        States.   CCAIR,  Inc. operates within one  industry (air
        transportation) and, accordingly, no segment information is provided.

        Revenue Recognition - Passenger revenue is recognized when service is rendered. Public service revenue represents Federal subsidies received for providing Essential Air Service to certain communities which produce insufficient air traffic to profitably support such service. Rates for such transportation services are determined under the Federal Aviation Act by the Department of Transportation. Revenue is recognized when service is rendered.

        Frequent Traveler Awards - The Company does not sponsor its own
        frequent traveler  program.   It does  honor  the USAir  program
        but limits the available program seats. The Company's share of future travel awards to be incurred, if any, is not determinable but incremental costs of providing such awards are believed by management to be immaterial.

        Cash and Cash Equivalents - Cash equivalents include all investments with an original maturity of three months or
        less.   Cash  and cash equivalents are principally held by one
        bank.

        Receivables - The Company's air traffic receivables are settled through the Airlines Clearing House and collected monthly, one month in arrears.

        Inventories - Inventories consist principally of expendable spare parts and operating supplies and are valued at the lower of cost or market, determined on an average cost basis. Expendable parts are recorded as inventory when purchased and charged to operations as used. At June 30, 1995, inventories included approximately $380,327 of parts held for resale, net of a $158,000 reserve for obsolescence.

        During fiscal 1995, the Company identified approximately $1,000,000 of flight equipment that had previously been included in inventories for financial statement presentation
        purposes.    This  amount  has  been included in property  and
        equipment  in the accompanying  June 30,  1995 balance  sheet.
        Accordingly,   an  amount  representing  this  flight equipment
        has been reclassified in the June 30, 1994 balance sheet.


        Prepaid Expenses - Prepaid expenses include prepaid insurance and beginning in fiscal year 1994, prepaid maintenance.

        Depreciation and Amortization - Property and equipment are depreciated to estimated residual values on the straight-line method over their economic useful service lives, ranging as follows:

              Flight  equipment, excluding spare engines and major overhauls   10 years
              Ground and other property and equipment                        3-10 years


                              CCAIR, INC.

                NOTES TO FINANCIAL STATEMENTS, continued
                          ____________________

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

        Depreciation and Amortization, continued

        Spare engines  are depreciated based  on actual  hours of usage,
        with a total estimated flying time of 60,000 hours.   Major
        overhauls of flight equipment  are capitalized and depreciated
        over the period  to the next overhaul.    See   "Maintenance"
        section  of  Note   1  for  additional discussion.

        Leasehold improvements and flight equipment held under capital leases are amortized using the straight-line method over the estimated useful service lives of the related assets, not exceeding the lease term. Cost and accumulated depreciation of property retired or otherwise disposed of are removed from the accounts, and the related gain or loss is included in other income.

        Maintenance - Maintenance and repairs are expensed as incurred except for major overhauls. The costs of major overhauls are capitalized when incurred and amortized over the period to the next overhaul (generally 1-4 years). Beginning in fiscal year 1994, the Company entered into a maintenance agreement under which the Company began prepaying for certain engine overhauls based on hours flown. At the time of overhaul, the Company transfers related prepaid amounts to property and equipment, and begins amortization over the period to the next
        overhaul (generally 1-4  years).   At  June  30,  1995  and
        1994, $264,000 and $496,000, respectively, is included in prepaid expense on the accompanying balance sheet related to this maintenance agreement.

        Preoperating and Route Development Costs - Expenditures for preoperating and training costs incidental to new aircraft equipment related to route extensions were deferred and amortized over periods not to exceed five years, to reflect the benefit of such costs to future periods as permitted by the Airline Audit Guide. The Company evaluates impairment of these costs based on anticipated operating cash flows generated
        from related aircraft.   As such,  in 1993, the  Company
        recorded a one-time charge of $684,000 to eliminate previously deferred preoperating costs from its balance sheet because the
        benefits to  future periods  became doubtful.   The Company's
        assessment was based on estimated cash flows from operations of the related aircraft which were not sufficient to assure recovery of the deferred costs.

        Deferred Credits - As incentives for the Company to integrate new aircraft into its fleet, certain aircraft manufacturers have provided the Company with cash, spare parts and other credits. These deferred credits are amortized on a straight-line basis over the terms of the related
        operating leases as reductions  in rent expense.   In addition,
        beginning in fiscal 1995, deferred credits also include lease expense in excess of lease payments.

        Income Taxes - The Company accounts for income taxes according to the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," ("SFAS 109") which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse (see
        Note 8).

        Fair Value of Financial Instruments - The carrying amount of the Company's financial instruments approximates fair value at June 30, 1995.

        Income (loss) per Common Share - Income (loss) per common share is based on the weighted average number of common shares outstanding after consideration of the effect of common stock equivalents.

        Reclassifications - Certain amounts included in the prior years' financial statements have been reclassified to conform with 1995 presentation.


2.    PETITION FOR RELIEF UNDER CHAPTER 11

        The Filing - As a result of cash flow difficulties and the need for protection based upon its defaults under certain leasing and financing arrangements, the Company filed for Chapter 11 bankruptcy on July 5, 1990.


                              CCAIR, INC.

                NOTES TO FINANCIAL STATEMENTS, continued
                          ____________________



2.    PETITION FOR RELIEF UNDER CHAPTER 11, continued

        The Plan of Reorganization (the "Plan")

        Under Chapter 11, certain claims against the Debtor in existence prior to the filing of the petition for relief under the Federal Bankruptcy laws are stayed while the Debtor continues business operations as Debtor-in-Possession. Additional claims arose subsequent to the filing date through September 3, 1991, the Plan's effective date. Such claims resulted from rejection of executory contracts, including leases, and from the determination by the Bankruptcy Court (or agreed to by the parties-in-interest) of allowed claims
        for contingencies  and  other disputed amounts.   Claims secured
        against the Debtor's assets ("Secured Claims") also are stayed, although holders of such claims have the right to seek relief
        from the  stay.    Secured  claims are  collateralized primarily
        by liens on the Company's property and equipment.

        The Company received approval from the Bankruptcy Court (the "Court") to pay or otherwise honor certain of its prepetition obligations, including employee wages, insurance, and payables to USAir in the normal course of business. The Company determined that there was insufficient collateral to cover the interest portion of scheduled payments on its prepetition debt
        obligations  and   discontinued   accruing  interest   on
        these obligations. Contractual interest on those prepetition obligations was approximately $847,000, which was $739,000 in excess of reported interest expense in 1991. Chapter 11 provides for reorganization of the Company's debt and equity structure and allows the business to continue operations. Subsequent to filing Chapter 11, the Company engaged in negotiations with its creditors and other parties-in-interest toward achieving a plan of reorganization and a settlement
        of outstanding claims  against the Company.   As  a result  of
        these negotiations, the Company filed a Plan of Reorganization on April 10, 1991, a Revised Plan of Reorganization on May 3, 1991 and a Revised and Amended Plan of Reorganization on
        June 12, 1991 (the  "Plan") with the Court.   On July 19,  1991,
        the creditors and the Court confirmed the Plan effective September 3, 1991.

        In the process of developing the Plan intended to return the Company to profitable operations, management evaluated its aircraft fleet, route system, and relationship with USAir, Inc. Under the Bankruptcy Code, the Company elected to assume or reject certain aircraft leases, real and personal property leases, service contracts and other executory prepetition contracts subject to the Court's review. During 1991, the Company returned three (3) owned aircraft and twelve (12) leased aircraft, although subsequently the Company accepted and took back four (4) of the leased aircraft.

        Distribution to Creditors Under the Plan - The provisions of the Plan divide claims and interests into fourteen (14) classes and contain various repayment provisions and
        compromises of  allowed claims.   The principal Plan provisions
        vary depending on the class of  claims and are as follows:

        1. Payment of ten (10) to twenty (20) percent of allowed claims at the time of the Plan's effective date, with the remainder of such claims paid in equal annual installments over up to eight (8) years;

        2. Return of aircraft, parts or equipment in satisfaction of allowed claims or in accordance with settlement agreements;

        3.    Release of certain liens on aircraft parts and equipment;

        4.    Issuance of common shares in payment of allowed claims;

        5. Compromise of claims for prepetition and postpetition accrued aircraft lease payments; assumption of certain aircraft leases, payment of accrued prepetition and postpetition lease payments on rejected aircraft leases and settlement payments at the effective date as well as in future equal annual installments over up to eight (8) years (see Note 6).



                              CCAIR, INC.

                NOTES TO FINANCIAL STATEMENTS, continued
                          ____________________

3.    USAir AGREEMENT

        The Company and USAir Group, Inc. ("USAir"), an unaffiliated company, have entered into an agreement (the "Agreement") expiring on October 31, 1998, whereby the Company provides
        commuter air service on air routes of USAir.   The  majority  of
        passenger revenue is generated from the Agreement through joint passenger fares and division of revenue with USAir.
        The Company receives use of various USAir service marks including use of the designator code and USAir logo and color
        patterns. Under   the  contract,  the  Company  is  obligated
        to pay USAir for reservation services and various ground support services (exclusive of aircraft fueling).

        The Company is required to maintain certain flight completion factors and to meet other conditions as specified in the Agreement. Should an event of default occur, the Agreement provides that USAir has the right to terminate the Agreement
        upon  ten (10)  days' written  notice.   The Agreement also
        provides that it may be terminated by either party upon 180 days' notice.

        A summary of other transactions and year-end account balances with USAir and subsidiaries is as follows:






                                                     1995                1994                 1993
        Service fees expense                      $ 9,736,995         $10,503,375          $10,019,200
        Passenger revenue receivable                4,878,676           4,426,969            2,836,300
        Amounts payable                             1,660,404           1,564,510            1,478,600


     Due to the Company's revenue-sharing arrangement and operational ties with USAir, the Company is, to an extent, currently economically dependent upon USAir. For the six
     (6) months ended June 30, 1995 and the years ended December 31, 1994 and 1993, USAir reported net losses applicable to common stockholders of $26 million, $763 million and $466.8 million, respectively. The Company does not believe the current situation with USAir will have a material adverse impact on the Company's financial position or results of operations.

     On October 2, 1995, USAir announced that it had engaged in preliminary talks with American Airlines and United Airlines concerning "possible strategic relationships, up to and including acquisition" of USAir. United Airlines subsequently announced that they expect to spend a month "evaluating the feasibility, economics and structure" of a proposal. While such talks are preliminary, the Company believes that either of the possible combinations would have a strong presence in the Charlotte market and the Company is favorably positioned to provide feeder service to a combined airline.

4.    ACCRUED EXPENSES

        Accrued expenses by major classification are as follows:


                                                                        1995                 1994
        Salaries and wages, vacation pay
         and related payroll taxes                                    $1,974,675           $1,830,931
        Accrued ground and passenger charges                           1,660,065            1,564,510
        Accrued property and excise taxes                                400,176              413,888
        Accrued leases                                                   240,621            1,279,252
        Other accrued expenses                                            12,783               81,029

                                                                      $4,288,320           $5,169,610


  5.    LEASE TRANSACTIONS

        The Company operates using significant amounts of leased property, including aircraft, equipment and facilities. Leases generally are on a long-term, net rent basis whereby taxes,
        insurance  and maintenance are paid  by  the Company.   Rental
        expenses incurred under all operating leases totaled approximately $10,934,000, $13,800,000 and $13,508,000 for the
        years ended June 30, 1995, 1994 and 1993, respectively. Monthly rentals under one operating lease are required to be paid in full each month at the time receivables are collected from the
        Airlines Clearing House.    Flight  and  ground  equipment  with
        a capitalized cost of approximately $4,646,000 is included in property and equipment, less accumulated amortization of $2,147,000 and $1,677,000, respectively, at June 30, 1995 and
        1994.

                              CCAIR, INC.

                NOTES TO FINANCIAL STATEMENTS, continued
                          ____________________

  5.    LEASE TRANSACTIONS, continued

        The Company leases aircraft and  certain equipment from three
        different lessors.   In  fiscal 1994,  the  Company failed  to
        meet certain lease payment obligations totaling $585,000 under aircraft lease agreements with Mellon Financial Services Corporation #3 ("Mellon"), resulting in cancellation of the
        related agreements.    The  Company operated  the aircraft
        under interim leases with Mellon through November, 1994. In November, 1994, CIT Leasing Corporation ("CIT"), acquired the
        four Dash 8  aircraft  from Mellon.   The  Company  subsequently
        signed new lease agreements with CIT, which expire in June, 2007, resulting in an annual reduction of approximately $516,000
        in aircraft rental payments.   As a result, during the second
        quarter of fiscal 1995, the Company reversed the $585,000 of accrued rental payments previously due to Mellon as a reduction of flight operations expense.

        In 1994, the Company also failed to meet certain payment obligations totaling $1,201,500 under aircraft lease agreements with Short Brothers (USA), Inc. ("Shorts"). In order to partially satisfy this obligation, the Company entered into a $801,000 note payable to Shorts at 7% per annum, due in four monthly installments beginning June 30, 1994. The Company repaid this entire note during fiscal 1995. On March 21, 1995, the Company entered into a $573,000 note agreement with Shorts to repay the remaining balance due of $318,500 ($400,500 less
        an  $82,000 credit received  from   Shorts  related  to
        previous   overpayments  of  lease payments),  along  with  a
        previously  missed  bankruptcy  payment  of $254,000, originally
        due to Shorts  on August  31, 1994.   At June  30, 1995,
        $378,500 remained due to Shorts under this note agreement (see Note 6). Subsequent to June 30, 1995, the Company did not make a lease payment due Shorts amounting to $306,000. The Company and Shorts have agreed to satisfy this liability with proceeds resulting from the anticipated sale of approximately 125,000 shares of the Company's common stock at market prices.

        The Company entered into a revised aircraft lease agreement with Shorts, effective October 1, 1994, for the Company's nine Shorts 360 aircraft. This revised agreement provided for reductions in lease payments aggregating approximately $94,000 per month for the remainder of the lease term. In addition, the Company entered into a revised aircraft agreement with Jet Acceptance Corporation ("JACO"), effective September 1, 1994, for the Company's twelve Jetstream 31
        aircraft.  This  revised agreement  provided  for   reductions
        in  lease   payments  aggregating approximately  $98,000  per
        month  through  December   31,  1995.    In September,  1995,
        JACO  agreed to  extend the  lease reductions  for the remainder
        of the lease term.   The JACO lease reductions would  cease in
        the event of a change in control of the Company. Additionally, the Company has agreed to lease replacement Jetstream 31 aircraft, at further reduced rates through December, 2001, upon the expiration of seven of the current leases with JACO during calendar years 1997, 1998 and 1999. The Company has also committed to lease four additional Jetstream 31 aircraft during the first half of calendar year 1996, of which one aircraft was leased by the Company in June, 1995. The lease terms for the additional aircraft will
        expire in December, 2001.   The Company has accounted for the
        modifications to the JACO lease agreements as they have
        occurred.   As a result, at June 30,  1995, the Company has
        recorded a deferred credit of approximately $697,000 representing the excess of rent expense recorded on a straight line basis (reflecting lease payment reductions only through December 31, 1995) over actual payments made from September
        1, 1994  through June  30,  1995.   This amount, along with
        additional amounts accumulated through September 30, 1995 will reduce lease expense over the remaining term of the leases.

        Future minimum lease payments required under capital and noncancelable operating leases with terms of greater than one year, under the new lease agreements, are as follows:




                                                             Capital               Operating
        Years Ended June 30:                                  Leases                Leases
                 1996                                      $  564,000            $ 10,827,000
                 1997                                         564,000              11,394,000
                 1998                                         437,000              11,008,000
                 1999                                         342,000               9,546,000
                 2000                                         342,000               9,165,000
                 Thereafter                                 2,160,000              31,642,000
                      Total lease payments                  4,409,000            $ 83,582,000
        Less amounts representing interest                  1,047,000
                                                            3,362,000
        Less current obligations                              350,000
                                                           $3,012,000


                                                       CCAIR, INC.

                NOTES TO FINANCIAL STATEMENTS, continued
                          ____________________



6.    LONG-TERM DEBT AND NOTES PAYABLE

        Long-term debt and notes payable as of June 30, are as follows:



                                                                                      1995                  1994
                Notes payable, noninterest bearing, aircraft manufacturers and their affiliates in annual installments through
                 2000, less $445,161 and $677,647 discount at 15% at
                 June 30, 1995 and 1994, respectively                               $1,698,971            $1,970,511
                Notes payable, noninterest bearing, parts suppliers in
                 annual installments through 1996, less $1,527 and $12,016
                 discount at 15% at June 30, 1995 and 1994, respectively                68,708               128,455
                Notes payable, taxing authorities in annual installments
                 through 1996, with 8.5% interest                                      163,276               370,347
                Notes payable, noninterest bearing, unsecured vendors in
                 annual installments through 2000, less $203,986 and $289,249
                 discount at 15% at June 30, 1995 and 1994, respectively               626,018               706,755
                Notes payable, due in monthly installments of $392,215
                 through December 1, 1994, including interest of 4%                    ----                1,943,546
                Note payable to officer, principal and interest at 10%
                 due on July 31, 1995                                                  100,000               ----
                Other notes payable                                                    781,445               846,654
                                                                                     3,438,418             5,966,268
                Less current maturities                                              1,575,047             3,395,830

                                                                                    $1,863,371            $2,570,438



                Principal maturities, net of discounts, of long-term debt and notes payable as of June 30, 1995 are $1,575,047 in 1996; $592,574 in 1997; $369,490 in 1998; $419,212 in 1999 and
        $482,095 in 2000.

        On August  31, 1994, the Company  did not make a  bankruptcy
        plan annual installment  payment of  $254,000  to Shorts.   On
        March 21, 1995 the Company entered into a $573,000 note agreement with Shorts, whereby the Company agreed to repay the $254,000, along with $318,500 in missed lease payments (see
        Note  5), in three  equal installments due  June 1, July  1, and
        August  1, 1995, along with  interest at 10%.   At June 30,
        1995, $378,500 remained  due to  Shorts under this  note
        agreement.   In September,  1995,  the  Company  reached  an
        agreement with Shorts to restructure the payment of this outstanding note payable and the payment of the entire remaining amount due to Shorts under the bankruptcy plan (approximately $465,827, net of $43,473 discount at 15% as of
        June 30, 1995).   Under  this agreement,  in consideration  of
        the past due note payable as well as the remaining bankruptcy payments, the Company will issue a promissory note to Shorts in the principal amount of $892,067, payable in forty-eight equal monthly installments of $22,625, consisting of principal and interest, beginning on October 1, 1995. Interest at 10% per annum will accrue beginning September 1, 1995.

        A bankruptcy plan annual installment payment of $242,000, originally due to JACO on August 31, 1994, was paid in four equal installments during fiscal 1995. Subsequent to June 30, 1995, the Company did not pay a bankruptcy plan annual payment of $327,000 to JACO, originally due August 31, 1995. In September, 1995, the Company reached an agreement with JACO to restructure the payment of the entire remaining amount due to JACO under the bankruptcy plan (approximately $1,232,000,
        net  of $402,000 discount  at 15% as of  June 30, 1995).   Under
        this agreement, the Company will issue a promissory note to JACO in the principal amount of $676,000, payable in forty-eight equal monthly installments of $17,727, consisting of principal and interest, beginning on January 30, 1996.
        Interest at 10% per annum  will accrue beginning on September 1,
        1995.   Additionally, the  remaining balance  due  under the
        bankruptcy plan,  subsequent to the issuance of the  above
        promissory note, will be paid  with  any  proceeds   resulting
        from  the  anticipated   sale  of approximately 325,000  shares
        of the Company's common stock at market prices. The stock must be held by JACO, with certain exceptions, for a minimum of one year from issue date before it can be transferred.

        Principal maturities of long-term debt and notes payable considering the effect of the debt restructurings discussed above are $1,010,941 in 1996; $496,087 in 1997; $528,635 in
        1998; $600,940 in  1999 and $292,801 in 2000.

                              CCAIR, INC.

                NOTES TO FINANCIAL STATEMENTS, continued
                          ____________________



6.    LONG-TERM DEBT AND NOTES PAYABLE, continued

        In fiscal 1994, the Company had available a revolving line of credit agreement (the "Line") with a bank up to a maximum of $1.66 million bearing interest at the prime rate. The Line was guaranteed by one of the Company's creditors via a loan purchase agreement with the bank and a $1.66 million standby letter of credit. Substantially all receivables collateralized the Line and the guarantee. Generally, borrowings under the Line were required to be paid in full each month at the time receivables are collected from the Airlines Clearing House. There were no outstanding borrowings at June 30, 1994, although the Company utilized the Line in fiscal 1994. The Line expired on October 31, 1994, although monthly extensions were granted by the lender through January 31, 1995.

        In February, 1995, the Company obtained a line of credit (the "Line of Credit") in an amount not to exceed $2.5 million from JSX Capital Corporation ("JSX"). JSX is an affiliate of Jet Acceptance Corporation, the leasing company for the Company's fleet of Jetstream 31 aircraft, and British Aerospace Holdings, Inc., the company that had previously collateralized the Company's line of credit from
        NationsBank,  N.A. through a  loan purchase  agreement.   The
        Line of  Credit permits  the Company  to borrow  up to  50% of a borrowing base, consisting of the Company's transportation and nontransportation charges to Airlines Clearing House, Inc. or such greater amount as JSX shall determine, but in no event more than $2.5 million. The Line of Credit is secured by all of the Company's accounts receivable, bears interest at prime + 2% and terminates on December 31, 1995, but may be
        extended by  JSX for successive  one-year  periods.   Subsequent
        to June 30, 1995, JSX has committed to extend the Line of Credit through December 31, 1996. Under the provisions of the Line of Credit, the Company must comply with certain
        restrictive operational  covenants.   The Company  utilized the
        full amount available under the Line of Credit during fiscal 1995, borrowing an average amount of $1,715,000 during the year. There was no amount outstanding under the Line of Credit at June 30, 1995.

        During fiscal 1995,  the Company obtained several  short-term
        loans from certain directors  and  officers.   Amounts borrowed
        under these loans ranged from $30,000 to $400,000, and earned interest at rates of seven and ten percent. The aggregate maximum and average amounts outstanding under these loans during fiscal 1995 were $600,000 and $157,000,
        respectively.   At  June 30,  1995, $100,000,  bearing interest
        at 10%, remained due  to an  officer of  the Company.   The
        Company repaid this amount on August 16, 1995. In connection with these loans, the Company issued to the lending officers and directors options and warrants to purchase 78,425 shares of the Company's common stock (see Note 9).



  7.    RELATED-PARTY TRANSACTIONS

        On June 30, 1995, the Company entered into a sale and leaseback transaction with Adallipa Partners ("the Partnership"), a North Carolina partnership acting through its agent, CLG, Inc., whereby the Company sold and simultaneously
        leased  back certain  aircraft  engines.   The Partnership  was
        formed June 30, 1995, by certain members of the Company's Board of Directors, for the purpose of entering into
        the sale and  leaseback  transaction.   CLG, Inc.  is owned  by
        a member  of the Company's Board  of  Directors.   The  Company
        received $1,000,000 in consideration for the engines in July, 1995, which amount is included on the accompanying June 30,
        1995, balance  sheet as other receivable.   A deferred  gain  of
        $70,000,  recorded in  connection  with the  sale and leaseback
        transaction,  is  included   in  noncurrent  rent  and  other
        liabilities in the accompanying June 30, 1995 balance sheet. To induce the Partnership to enter into this transaction, the Company issued to the Partnership a warrant to purchase 250,000 shares of the Company's common stock (see Note 9).

        The Company paid fees of $61,846, $89,663 and $88,297, in fiscal years 1995, 1994 and 1993, respectively, to a consulting firm which is fifty- percent owned by a member of the Board of
        Directors.   Additionally, the Company paid consulting fees of
        $54,000 and $33,500 for the years ended June 30, 1994 and 1993 respectively, to a member of the Board of Directors.

                              CCAIR, INC.

                          ____________________



  8.    INCOME TAXES

        The Company accounts for income taxes according to the provisions of Statement of Financial Accounting Standards
        No. 109,  "Accounting for Income  Taxes" ("SFAS  109").   SFAS
        109 requires the recognition of deferred income taxes to reflect the tax consequences on future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year end.

        The Company's effective tax rate on income before income taxes differs from the U.S. statutory federal tax rate as follows:



                                                                          Year Ended June 30
                                                                       1995         1994     1993
              Income tax expense (benefit) at statutory rate         (35.0)%      (35.0)%   (34.0)%
              NOL carryforwards not currently recognizable            35.0         35.0      34.0
              Effective income tax rate                                 -0-%         -0-%      -0-%



        Significant components of the Company's deferred income tax assets and liabilities at June 30, 1995 and 1994 are as follows:



              Deferred tax assets:                  1995                 1994
                Receivables                      $     35,000      $     75,000

                Inventories                           186,000           186,000

                Accrued expenses                      325,000           271,000

                Rent obligations                      281,000            50,000

                Net operating loss carryforwards    3,129,000         3,991,000

                Investment tax credit carryforwards    60,000            60,000

                Valuation allowance                (2,592,000)       (2,625,000)

                Total deferred tax asset            1,424,000         2,008,000

              Deferred tax liabilities:
                Property and equipment             (1,424,000)       (2,008,000)

              Net deferred tax                      $     -0-         $     -0-


        At  June 30, 1995, the Company had approximately $7,823,000 of
        U. S. Federal regular tax operating loss carryforwards available to offset future U. S. Federal taxable income, which
        begin expiring on  June 30, 2005.   A valuation allowance  has
        been recognized to offset the related deferred tax assets due to the uncertainty of realizing the benefit of the loss carryforwards. The Company has approximately $60,000 of investment tax credit carryforwards that expire beginning June 30, 1999.


  9.    STOCK OPTIONS

        The Company has adopted a stock option plan (the "Stock Option Plan") under which options may be granted to officers,
        employees and directors.   Options granted under the  Stock
        Option Plan are exercisable at the market value of the shares at the date of grant. The options are exercisable over a period not to exceed ten years. No shares are reserved for future grants as of June 30, 1995.

                              CCAIR, INC.

                          ____________________


9.    STOCK OPTIONS, continued

        Information with respect to the Stock Option Plan follows:

                                                  1995        1994        1993
       Options outstanding, at July 1           666,668     308,668     454,168

       Options granted                          616,500     565,000     262,000
       Options exercised                       ( 19,500)  (  67,000)  ( 168,000)
       Options cancelled                      ( 625,000)  ( 140,000)  ( 239,500)
       Options outstanding at June 30           638,668     666,668     308,668
       Options exercisable at June 30           622,668     231,668     108,668
       Option price per share, granted and
        outstanding, at June 30            $.50-$1.4375  $.50-$4.50  $.50-$4.50

        During fiscal 1995, the Company cancelled 533,000 outstanding options to purchase shares of the Company's common stock, which options had been previously granted under the Stock
        Option Plan.   Simultaneously, the Company granted 533,000
        additional options at an exercise price equal to the market price on the date of grant, subject to terms as defined in the Stock Option Plan.

        During fiscal 1995, in connection with the short-term loans from officers and directors discussed in Note 6, the Company issued to certain officers options to purchase 22,125 shares of the Company's common stock, at an exercise
        price equal to the market price on the date of grant.   The
        options became exercisable six months from the date of grant, expire ten years from the date of grant and are subject to other provisions as defined in the Stock Option Plan. Certain of these options (20,675) remain subject to shareholder approval due to share availability limitations. The Company also issued to certain directors warrants to purchase 56,250 shares of the Company's common stock, at an exercise price equal to market price on the date of grant. The warrants expire ten years from the date of grant.

        On June 30, 1995, in connection with the sale and leaseback transaction discussed in Note 7, the Company issued to the Partnership a warrant to purchase 250,000 shares of the Company's common stock, at an issue price equal to the fair market value of the Company's common stock on June 30, 1995. The warrant carries a three-year term for exercise.


  10.   COMMITMENTS AND CONTINGENCIES

        The Company is subject to the regulatory authority of the Federal Aviation Administration and the Department of
        Transportation.   These agencies require compliance with their
        standards  and conduct safety and compliance audits.
        Violations, if any, of these regulations subject the Company to fines or sanctions. The Company is also subject to other claims arising in the ordinary course of business. In the opinion of management, the outcome of these matters would not have a material adverse impact on the Company's financial condition or results of operations.


  11.   SUPPLEMENTAL CASH FLOW INFORMATION

        Cash flows include interest paid of approximately $627,000, $443,000, and $143,700 in the years ended June 30, 1995,
        1994 and 1993, respectively. Income taxes paid, net of refunds, totaled $1,507 and $2,633 in the years ended June 30, 1994 and 1993, respectively.

                              CCAIR, INC.

                          ____________________


       11.   SUPPLEMENTAL CASH FLOW INFORMATION, continued

        Noncash transactions include:

                                                                                   Year Ended June 30,
                                                                      1995                  1994             1993
                Sale and leaseback of engines, for
                 which consideration is recorded
                 as other receivable                               $1,000,000
                Issuance of promissory note for
                 previously due lease payments
                 and bankruptcy plan installments                     573,200
                Parts and equipment acquired
                 under capital lease                                                                          $2,641,418
                Issuance of 650,000 shares of Common
                 Stock with proceeds applied to:
                  Annual bankruptcy payments                                             $  284,785
                  Current aircraft lease payments                                         2,061,868
                  Other payables                                                            186,354


       12.   SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

        The following table presents selected quarterly unaudited financial data for the years ended June 30, 1995, 1994, and 1993:

                                                           First            Second           Third            Fourth
                                                          Quarter           Quarter         Quarter          Quarter
                                                                     (in thousands, except per share data)
                1995

                Operating revenue                         $15,909          $15,096          $14,960          $17,074
                Operating income (loss)                    (  353)             636           (   26)             296
                Net income (loss)                          (  570)             437           (  274)              45
                Earnings (loss) per share                  (  .08)             .06           (  .04)             .01

                1994

                Operating revenue                         $15,526          $16,167          $14,385          $16,014
                Operating loss                             (1,508)          (  413)          (1,643)          (  313)
                Net loss                                   (1,724)          (  597)          (1,851)          (  584)
                Loss per share                             (  .26)          (  .09)          (  .26)          (  .08)

                1993

                Operating revenue                         $15,634          $15,942          $16,112          $15,491
                Operating income (loss)                   ( 2,216)             238              787           (  863)
                Net income (loss)                         ( 2,370)              19              768           (1,200)
                Income (loss) per share                   (   .36)             .00              .11           (  .18)

     Operating income  (loss),  net income  (loss)  and  earnings
     (loss) per share for the second and third quarter of 1995 are different from amounts previously reported in the
     Company's Form 10-Q filings due to the correction of an error in reporting aircraft lease expenses. Rent expense in excess of cash payments was recorded as a deferred credit in the second quarter and reversed in the third quarter. The third quarter reversal should have been reported as a restatement of second quarter results.

     Amounts  reported for  operating income  (loss), net  income
     (loss) and earnings (loss) per share were originally reported in the Company's Form 10-Qs for the second and third quarters of 1995 as follows:



                                                                            Second           Third
                                                                            Quarter         Quarter
                                                                     (in thousands, except per share data)

                1995
                Operating income (loss)                                       396             695
                Net income (loss)                                             197             447
                Earnings (loss) per share                                     .03             .06

The Company has restated the second and third quarter data to reflect the correction of an error in the recording of aircraft lease expense in the respective periods. The error was made in connection with recording the impact of the lease modifications with Shorts and JACO discussed in Note 5.

                           SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                          For the Years Ended June 30, 1995, 1994 and 1993
                                        ____________________



  COLUMN A                          COLUMN B                             COLUMN C                      COLUMN D        COLUMN E
                                    Balance at                          Additions                                     Balance at
                                    Beginning            Charged to Costs          Charged to                            End
Description                         of Period              and Expenses          Other Accounts       Deductions      of Period

1995

Reserve for doubtful
 receivables and pricing
 adjustments                      $186,800                                                            $100,000        $ 86,800

Reserve for
 inventory obsolescence            466,000                                                                             466,000

Reserve for medical claims
 incurred but not reported         226,000                   $ 13,000                                                  239,000


1994

Reserve for doubtful
 receivables and pricing
 adjustments                      $ 56,800                   $130,000                                                 $186,800

Reserve for
 inventory obsolescence            158,000                    200,000               $ 108,000 (1)                      466,000

Reserve for medical claims
 incurred but not reported         240,000                                                            $ 14,000         226,000

Reserve for repairable parts       108,000                                           (108,000)(1)


1993

Reserve for doubtful
 receivables and pricing
 adjustments                      $ 56,800                                                                            $ 56,800

Reserve for inventory
 obsolescence                      105,000                    $ 53,000                                                 158,000

Reserve for medical claims
 incurred but not reported         200,000                      40,000                                                 240,000

Reserve for repairable parts       108,000                                                                             108,000


(1)     Reclassification of reserve for repairable parts from property and equipment to inventories.



                                    S-1





Item 16.  Exhibits.


            2.          Plan  of Reorganization  of  CCAIR, Inc.,  effective September  3,
                        1991. (5)
            4.          Specimen Common Stock Certificate. (1)
            10.1  (a)   The Company's  Stock Option Plan dated May  18, 1989 with forms of
                        Incentive Stock  Option  Agreement and  Nonqualified Stock  Option
                        Agreement attached. (1)
                  (b)   Amendment  to the Amended  and Restated  Stock Option  Plan, dated
                        February 6, 1992. (6)
                  (c)   Second Amended  and Restate Stock  Option Plan, dated  February 6,
                        1993. (13)
                  (d)   Third Amended and Restated Stock Option Plan of the Company, dated
                        February 23, 1994.  (10)
                  (e)   Fourth  Amended and  Restated Stock  Option  Plan of  the Company,
                        dated November 15, 1994. (14)
            10.2  (a)   Agreement dated October 16,  1991 between CCAIR, Inc. and  The Air
                        Line  Pilots in the service  of CCAIR, Inc.  as represented by the
                        Air Line Pilots Association International. (6)
                  (b)   Letter  of Agreement  amendment  dated December  14, 1991  between
                        CCAIR, Inc.  and The Air Line Pilots in the service of CCAIR, Inc.
                        as represented  by the Air Line  Pilots Association International.
                        (6)
                  (c)   Letter  of Agreement  amendment  dated February  28, 1992  between
                        CCAIR, Inc. and The Air Line Pilots in the service  of CCAIR, Inc.
                        as represented  by the Air Line  Pilots Association International.
                        (6)
                  (d)   Letter  of Agreement  amendment  dated February  28, 1992  between
                        CCAIR, Inc. and The Air Line  Pilots in the service of CCAIR, Inc.
                        as represented  by The Air Line  Pilots Association International.
                        (6)
            10.3  (a)   Service  Agreement  between  USAir,  Inc. and  CCAIR,  Inc.  dated
                        November 1, 1988. (1)
                  (b)   First  Amendment to  Service  Agreement between  USAir, Inc.,  and
                        CCAIR, Inc., dated July 1, 1990. (3)
                  (c)   Supplemental Agreement between USAir, Inc., and CCAIR, Inc., dated
                        July 30, 1990. (4)
                  (d)   Second  Amendment to  Service Agreement  between USAir,  Inc., and
                        CCAIR, Inc., dated January 23, 1991. (4)
                  (e)   Third  Amendment to  Service  Agreement between  USAir, Inc.,  and
                        CCAIR, Inc., dated August 1, 1991. (8)
                  (f)   Ground Handling Agreement, dated  February 1, 1994, between CCAIR.
                        Inc., and USAir, Inc. (10)
            10.4  (a)   Loan Agreement dated as of September 4, 1991, between CCAIR, Inc., and NCNB National Bank of North Carolina. (4)
                  (b)   Revolving Credit Promissory Note  by CCAIR, Inc. in favor  of NCNB
                        National Bank of North Carolina, dated September 4, 1991. (4)
                  (c)   Security Agreement dated  as of September 4,  1991, between CCAIR,
                        Inc., and NCNB National Bank of North Carolina. (4)
                  (d)   Loan  Purchase Agreement  dated as  of September  4, 1991,  by and among  NCNB National  Bank of  North Carolina,  British Aerospace,
                        Inc., and CCAIR, Inc. (4)
                  (e)   Security Agreement  dated as of September 4,  1991, between CCAIR,
                        Inc.  and British  Aerospace,  Inc.   An  identical agreement  was
                        executed with Jet Acceptance Corporation  as of September 4, 1991, and is not filed herewith. (4)
                  (f)   Pledge of Cash Collateral  Account dated as of September  4, 1991, by  and among CCAIR, Inc.,  NCNB National Bank  of North Carolina,
                        British Aerospace, Inc., and Jet Acceptance Corporation. (4)
                  (g)   Loan Agreement dated as of August 14, 1992 between CCAIR, Inc. and
                        NationsBank of North Carolina, N.A. (6)
                  (h)   Agreement  dated  as  of  January  17,  1994  among  CCAIR,  Inc.,
                        NationsBank of  North Carolina, N.A., British  Aerospace, Inc. and
                        Jet Acceptance Corporation.  (10)
                  (h)(i)      Assignment and  Bill of Sale dated as of January 10, 1995 by and among CCAIR, Inc.,  NationsBank of North Carolina, N.A.,
                              British Aerospace, Inc. and Jet Acceptance Corporation. (16)
            10.5        Equipment  Lease Agreement dated April  18, 1986 between CLG, Inc.
                        and CCAIR, Inc. (1)
            10.6  (a)   Spare Parts Lease Agreement  dated as of December 9,  1985 between
                        Jet Acceptance Corporation and Sunbird Airlines 1984, Inc. (1)
                  (b)   Amendment No. 1 to  Spare Parts Lease Agreement, dated  August 29,
                        1991, between Jet Acceptance Corporation and CCAIR, Inc. (4)
            10.7  (a)   Spare  Parts Lease Agreement dated as of December 17, 1987 between
                        Jet Acceptance Corporation and CCAIR, Inc. (1)
                  (b)   Amendment No. 1 to  Spare Parts Lease Agreement, dated  August 29,
                        1991,  between Jet  Acceptance Corporation  and CCAIR,  Inc., said
                        Amendment is  substantially identical to the  Amendment in Exhibit
                        10.6(b) and is not filed herewith.
            10.8  (a)   Spare Parts Lease Agreement dated as of June 19, 1986  between Jet
                        Acceptance Corporation and CCAIR, Inc. (1)
                  (b)   Amendment No. 1 to  Spare Parts Lease Agreement, dated  August 29,
                        1991,  between Jet  Acceptance Corporation  and CCAIR,  Inc., said
                        Amendment is  substantially identical to the  Amendment in Exhibit
                        10.6(b) and is not filed herewith.

            Note:  For footnote references see page E-9.

            10.9  (a)   Amended and Restated Aircraft  Equipment Sublease Agreement  dated as  of August  29, 1991,  between Jet  Acceptance Corporation  and
                        CCAIR, Inc. (4)
                  (b)   Acceptance  Supplement  dated  September  5,  1991,  between   Jet
                        Acceptance Corporation and CCAIR, Inc. (4)
            10.10 (a)(i)      Lease Agreement effective  as of April 19,  1991 between the
                              Asheville Regional Airport Authority and CCAIR, Inc. (4)
                  (a)(ii)     Letter dated  August 28, 1991 by  Asheville Regional Airport
                              Authority amending Lease. (4)
                  (b)   Lease  Agreement dated July 5,  1989 between Clarke County Airport
                        Authority and CCAIR, Inc. (4)
                  (c)   Agreement dated October 10, 1987 between the Central West Virginia
                        Regional Airport Authority and CCAIR, Inc. (1)
                  (d)   Commuter Airline  Agreement and Lease  dated May 20,  1988 between the City of Charlotte and CCAIR, Inc. (1)
                  (e)   Agreement dated July 16, 1991 between the Chattanooga Metropolitan
                        Airport Authority and CCAIR, Inc. (4)
                  (f)   Airport Use and Lease Agreement entered into as of January 1, 1989 between the  Richland-Lexington Airport  District and  CCAIR, Inc.
                        (4)
                  (g)   Agreement  dated  July  1,  1988  between  the  City  of Danville,
                        Virginia and CCAIR, Inc. (1)
                  (h)   Airport Use  and Lease  Agreement dated  November 1,  1982 between
                        Greenville-Spartanburg Airport District and Sunbird, Inc. (1)
                  (i)(i)      Letter Agreement  dated July 13,  1988 from  CCAIR, Inc.  to
                              Tri-State Airport Authority. (1)
                  (i)(ii)     Letter   dated  February  25,   1991  by  Tri-State  Airport
                              Authority amending Lease. (4)
                  (j)(i)      Airport Use Agreement dated March 1, 1988  between the Board of Commissioners of Onslow County and CCAIR, Inc. (1)
                  (j)(ii)     Amendment to  Lease dated  July 15,  1988  between the  same parties. (1)
                  (k)   Operating  Agreement  dated  April 15,  1987  between Metropolitan
                        Knoxville Airport Authority and CCAIR, Inc. (1)
                  (l)   Lease Agreement dated March 1, 1988  between the City of Macon and
                        CCAIR, Inc. (1)
                  (m)   Letter  Agreement  dated September  5,  1990  between New  Hanover
                        County and CCAIR, Inc. (4)
                  (n)   Lease  Agreement  dated  May  1,  1989  between  Tri-City  Airport
                        Commission and CCAIR, Inc. (4)
                  (o)   Use  Agreement dated  May 1,  1991 between  Airport Commission  of
                        Forsyth County and CCAIR, Inc. (4)
                  (p)   Letter from  Pitt County -  City of  Greenville Airport  Authority dated May 31, 1990 announcing fee structure. (4)
                  (q)   Airport Use  Agreement dated  May 1,  1991 between Raleigh  County
                        Airport Authority and CCAIR, Inc. (4)
                  (r)   Letter Agreement dated July 7, 1990 between  Mercer County Airport
                        Authority and CCAIR, Inc. (4)
                  (s)   Contract  for  Conduct  of   Commercial  Flight  Operations  dated
                        September  1, 1991  between  Maryland Aviation  Administration and
                        CCAIR, Inc. (6)
            10.11 (a)(i)      Aircraft  Lease between  Shorts Air  Lease, Inc.  and CCAIR,
                              Inc. dated  as of July  27, 1987 (Reg.  No. N-121PC).   This
                              Aircraft Lease is substantially identical to Aircraft Leases dated as of July  30, 1987 (Reg. No. N-722PC),  November 20,
                              1987  (Reg.No.  N-729PC), December  22,  1987  (Reg. No.  N-
                              360CC), January 25, 1989 (Reg. No. N-747SA) and June 7, 1989
                              (Reg. No. N-153CC), not filed herewith. (1)
                  (a)(ii)     Aircraft Lease  between Lynrise  Air  Lease, Inc.  (formerly
                              Shorts  Air Lease, Inc.) and CCAIR, Inc., dated as of August
                              1, 1991 (Reg. No. N-748SA). (4)
                  (a)(iii)    Aircraft Lease  between Lynrise Air Lease,  Inc., and CCAIR,
                              Inc. dated as of August 1, 1991 (Reg. No. N-159CC). (4)
                  (b)   Lease Amendment No.  1 dated as of May 20,  1988 to Aircraft Lease
                        dated as  of December  22, 1987 (Reg.  No. N-730CC).   This  Lease
                        Amendment is  substantially identical to Lease  Amendment dated as of May 20, 1988 (Reg. No. N-360CC), not filed herewith. (1)
                  (c)   Lease Supplement No. 1 dated as of July 27, 1987 to Aircraft Lease
                        (Reg.  No. N-121PC).  This Lease Supplement No. 1 is substantially identical to Lease Supplements dated as of July 30, 1987 (Reg.No.
                        N-722PC),  November 20, 1987 (Reg. No. N-729PC), December 22, 1987
                        (Reg. No. N-360CC),  August 30, 1988  (Reg. No. N-742CC),  January

                        25, 1989 (Reg.  No. N-747SA) and June 7,  1989 (Reg. No. N-153CC),
                        not filed herewith. (1)
                  (d)   Covenant of Quiet Enjoyment  by the First National Bank  of Boston
                        and  the CIT  Group/Financing, Inc.  in favor  of CCAIR,  Inc. and
                        Shorts  Air Lease dated  as of July  27, 1987  (Reg. No. N-121PC).
                        This  Covenant of  Quiet Enjoyment  is substantially  identical to
                        Covenants of Quiet Enjoyment  dated as of July 30,  1987 (Reg. No.
                        N-722PC), November  20, 1987 (Reg.  No. N-729PC) and  December 22,
                        1987 (Reg. No. N-360CC).  This Covenant of Quiet Enjoyment is also substantially  identical to  Covenants of  Quiet Enjoyment  by the
                        First National  Bank of Boston, Meridian  Trust Company, Principal
                        Mutual

            Note:  For footnote references see page E-9.

                        Life Insurance  Company and  State Street  Bank and  Trust
                        Company in favor of CCAIR,  Inc. and Shorts Air Lease,  Inc. dated as  of August 30, 1988 (Reg. No.  N-742CC), January 25, 1989 (Reg.
                        No.  N-747SA), January 25, 1989  (Reg. No. N-748SA),  June 7, 1989
                        (Reg.  No. N-153CC) and September 11, 1989 (Reg. No. N-159CC), not
                        filed herewith. (1)
                  (e)   Notice  of Assignment and Consent  from Shorts Air  Lease, Inc. to
                        CCAIR, Inc. dated July 27, 1987  (Reg. No. N-121PC).  This  Notice of Assignment and Consent to Assignment is substantially identical to  Notices of Assignment and  Consents to Assignment  dated as of
                        July 30,  1987 (Reg. No.  N-722PC), November 20, 1987  (Reg. No. N
                        729PC),  December 22,  1987  (Reg. No.  N-360CC), August  12, 1988
                        (Reg. No. N-742CC),  January 25, 1989 (Reg. No.  N-747SA), January
                        25,  1989 (Reg. No. N-748SA), June 7,  1989 (Reg. No. N-153CC) and
                        September 11, 1989 (Reg. No. N-159CC), not filed herewith. (1)
                  (f)   Consent  to Assignment from CCAIR, Inc. to the First National Bank of Boston dated July 27, 1987 (Reg. No. N-121PC).  This Consent to
                        Assignment is  substantially identical  to Consents  to Assignment from CCAIR,  Inc. to  the First National  Bank of Boston  or State
                        Street Bank  and Trust Company  dated July  30, 1987 (Reg.  No. N-
                        722PC), November  20, 1987 (Reg.  No. N-729PC), December  22, 1987
                        (Reg.  No. N-360CC), August  30, 1988 (Reg.  No. N-742CC), January
                        25,  1989 (Reg. No. N-747SA), January 25, 1989 (Reg. No. N-748SA),
                        June 7, 1989 (Reg. No.  N-153CC) and September 11, 1989  (Reg. No.
                        N-159CC), not filed herewith.  (1)
                  (g)   Sublease  Assignment  from Shorts  Air  Lease, Inc.  to  the First
                        National  Bank of Boston dated  July 27, 1987  (Reg. No. N-121PC).
                        This  Sublease Assignment  is substantially identical  to Sublease
                        Assignments from the First National Bank of Boston or State Street
                        Bank and Trust  Company dated  July 30, 1987  (Reg. No.  N-722PC),
                        November  20, 1987 (Reg. No. N-729PC), December 22, 1987 (Reg. No.
                        N-360CC), August  30, 1988  (Reg. No.  N-742CC), January 25,  1989
                        (Reg. No. N-747SA), January  25, 1989 (Reg. No. N-748SA),  June 7,
                        1989 (Reg. No. N-159CC), not filed herewith. (1)
                  (h)   Lease Amendment  (Reg. N-121PC)  dated  as of  September 30,  1994 between Lynrise  Air Lease, Inc., formerly Shorts Air Lease, Inc.,
                        and CCAIR, Inc.   This Lease Amendment  is substantially identical
                        to Lease Amendments  between Lynrise  Air Lease,  Inc. and  CCAIR,
                        Inc. dated as of September 30, 1994 (Reg. No. N-722PC, Reg. No. N-
                        729PC,  Reg. No. N-360CC, Reg. No. N-159CC, Reg. No. N-153CC, Reg.
                        No. N-747HH, Reg. No. N-729PC, Reg.  No. N-742CC, and Reg. No.  N-
                        748CC), not filed herewith. (16)

            10.12       Aircraft Lease  between Shorts  Air  Lease, Inc.  and CCAIR,  Inc.
                        dated as of August 12, 1988 (Reg. No. N-742CC). (1)
            10.13       Participation Agreement  among  Short Brothers  PLC,  Westinghouse
                        Credit Corporation, The First National Bank  of Boston, Shorts Air
                        Lease,  Inc. and the CIT Group/Capital Financing, Inc. dated as of
                        July 27, 1987 (Reg. No. N-121PC).  This Participation Agreement is
                        substantially  identical to Participation  Agreements dated  as of
                        July 30, 1987 (Reg. No. N-722PC)  and November 20, 1987 (Reg.  No.
                        N-729PC); a Participation Agreement dated as of  December 22, 1987
                        (Reg. No.  N-360CC) among Short Brothers PLC,  Wells Fargo Leasing
                        Corporation, The  First National Bank of Boston, Shorts Air Lease,
                        Inc.; and the CIT  Group/Capital Financing, Inc. and Participation
                        Agreements   among   Short  Brothers   PLC,   Westinghouse  Credit
                        Corporation, The First National Bank of Boston, Shorts  Air Lease,
                        Inc., Principal  Mutual Life Insurance Company  and Meridian Trust
                        Company  dated as of August  12, 1988 (Reg.  No. N-742CC), January
                        25,  1989 (Reg.  No. N-747SA) and  January 25,  1989 (Reg.  No. N-
                        748SA), not filed herewith. (1)
            10.14       Trust Agreement between  Westinghouse Credit  Corporation and  The
                        First National Bank of Boston dated  as of July 27, 1987 (Reg. No.
                        N-121PC).   This  Trust  Agreement is  substantially identical  to
                        Trust Agreements dated  as of  July 30, 1987  (Reg. No.  N-722PC),
                        November 20, 1987 (Reg. No. N-729PC), August 12, 1988 (Reg. No. N-
                        742CC), January 25, 1989  (Reg. No. N-747SA) and January  25, 1989
                        (Reg.  No.  N-748SA) and  a  Trust Agreement  between  Wells Fargo
                        Leasing Corporation and The First National Bank of Boston dated as of December 22, 1987 (Reg. No. N-360CC), not filed herewith. (1)
            10.15       Trust Agreement  and  Security Agreement  Supplement  ("Trust  and
                        Security Supplement")  between The  First National Bank  of Boston and  Westinghouse Credit  Corporation dated  as of  July 27,  1987
                        (Reg.  No.  N-121PC).    This  Trust and  Security  Supplement  is
                        substantially identical to Trust and Security Supplements dated as of  July 30, 1987 (Reg. No.  N-722PC), November 20, 1987 (Reg. No.
                        N-729PC),
                        August 12,  1988 (Reg. No. N-742CC), January 25, 1989 (Reg. No. N-
                        747SA) and January  25, 1989  (Reg. No. N-748SA)  and a Trust  and
                        Security Supplement between The First National Bank of Boston  and
                        Wells Fargo  Leasing Corporation  dated as  of  December 22,  1987
                        (Reg. No. N-360CC), not filed herewith.  (1)
            10.16       Purchase  Agreement  among  Short  Brothers  PLC,  Short  Aircraft
                        Delivery,  Inc. and The First  National Bank of  Boston dated July
                        27,   1987  (Reg.  No.  N-121PC).    This  Purchase  Agreement  is
                        substantially identical to Purchase Agreements dated July 30, 1987
                        (Reg. No. N-722PC), November 20, 1987 (Reg. No. N-722PC), November
                        20,  1987 (Reg.  No. N-729  PC),  December 22,  1987 (Reg.  No. N-
                        360CC),

            Note:  For footnote references see page E-9.

                        August 12, 1988 (Reg. No. N-742CC), January 25, 1989 (Reg.
                        No.  N-747SA), January 25, 1989  (Reg. No. N-748SA),  June 7, 1989
                        (Reg.  No. N-153CC) and September 11, 1989 (Reg. No. N-159CC), not
                        filed herewith. (1)
            10.17       Aircraft  Lease between  The  First National  Bank  of Boston  and
                        Shorts Air  Lease, Inc. dated  as of  July 27, 1987  (Reg. No.  N-
                        121PC).    This  Aircraft  Lease  is  substantially  identical  to
                        Aircraft  Leases dated  as of  July 30,  1987 (Reg.  No. N-722PC),
                        November 20, 1987 (Reg. No. N-729PC), August 12, 1988 (Reg. No. N-
                        742CC), January  25, 1989  (Reg. No.  N-747SA),  January 25,  1989
                        (Reg.  No. N-748SA), June 7, 1989 (Reg. No. N-153CC) and September
                        11, 1989 (Reg. No. N-159CC), not filed herewith. (1)
            10.18       Lease Supplement No. 1  between The First National Bank  of Boston and Shorts Air  Lease, Inc. dated as of July 27, 1987 (Reg. No. N-
                        121PC).  This Lease Supplement No. 1 is substantially identical to
                        Lease Supplements  dated as  of July  30,1987 (Reg.  No. N-722PC),
                        November  20, 1987 (Reg. No. N-729PC), December 22, 1987 (Reg. No.
                        N-360CC),  August 12,  1988 (Reg. No.  N-742CC), January  25, 1989
                        (Reg. No. N-747SA), January  25, 1989 (Reg. No. N-748SA),  June 7,
                        1989 (Reg. No. N-153CC) and September 11, 1989 (Reg. No. N-159CC),
                        Not filed herewith. (1)
            10.19       Tax  Indemnity Agreement  between Westinghouse  Credit Corporation and Shorts Air Lease, Inc. dated as of July  27, 1987 (Reg. No. N-
                        121PC).   This Tax Indemnity Agreement  is substantially identical
                        to Tax Indemnity Agreements dated as of July 30, 1987 (Reg. No. N-
                        722PC),  November 20, 1987  (Reg. No. N-729PC),  December 22, 1987
                        (Reg. No. N-360CC),  August 12, 1988  (Reg. No. N-742CC),  January
                        25,  1989 (Reg. No. N-747SA), January 25, 1989 (Reg. No. N-748SA),
                        June 7, 1989 (Reg.  No. N-153CC) and September 11, 1989  (Reg. No.
                        N-159CC), not filed herewith. (1)
            10.20       Loan and  Security Agreement between  The First  National Bank  of
                        Boston  and The CIT Group/Capital Financing, Inc. dated as of July
                        27, 1987 (Reg. No.  N-121PC).  This Loan and Security Agreement is
                        substantially identical  to Loan and Security  Agreements dated as of July 30, 1987 (Reg.  No. N-722PC), November 20, 1987 (Reg.  No.
                        N-729PC), December 22,  1987 (Reg. No.  N-360CC), August 12,  1988
                        (Reg. No. N-742CC), January  25, 1989 (Reg. No. N-747SA),  January
                        25, 1989 (Reg. No. N-748SA), June  7, 1989 (Reg. No. N-153CC)  and
                        September 11, 1989 (Reg. No. N-159CC), not filed herewith. (1)
            10.21 (a)   Interim Aircraft Sublease Agreement dated as of February 20, 1991, between CCAIR, Inc.,  and Jet Acceptance Corporation (Reg.  No. N-
                        162PC).  This Interim Aircraft Sublease Agreement is substantially identical  to Interim  Aircraft  Sublease Agreements  dated as  of
                        April 4, 1991 (Reg. No. N-165PC), April 5, 1991 (Reg. No. N-164PC)
                        and April 8, 1991 (Reg. No. N-159PC), not filed herewith. (4)
                  (b)   Acceptance Supplement dated February  22, 1991 between CCAIR, Inc.
                        and  Jet   Acceptance  Corporation  (Reg.  No.   N-162PC).    This
                        Acceptance  Supplement  is substantially  identical  to Acceptance
                        Supplements dated April 4, 1991 (Reg. No. N-165PC), April 8, 1991,
                        (Reg. No. N-164PC) and April 8, 1991 (Reg. No. N-159PC), not filed herewith.(4)
                  (c)   Termination  of Sublease  between CCAIR,  Inc. and  Jet Acceptance
                        Corporation (Reg. No. N-162PC).   This Termination of Sublease  is
                        substantially identical  to Terminations of Sublease  (Reg. No. N-
                        165PC, N-164PC and N-159PC), not filed herewith. (4)
            10.22 (a)   Aircraft Sublease Agreement  dated as of August  29, 1991, between
                        CCAIR, Inc.,  and Jet  Acceptance Corporation (Reg.  No. N-162PC).
                        This  Aircraft Sublease  Agreement is  substantially identical  to
                        Amended  and Restated  Aircraft  Sublease Agreements  dated as  of
                        August  29, 1991,  (Reg. No.  N-161PC and  Reg. No.  N-163PC), not
                        filed herewith. (4)
                  (b)   Acceptance Supplement dated September 5, 1991, between CCAIR, Inc.
                        and  Jet   Acceptance  Corporation  (Reg.  No.   N-162PC).    This
                        Acceptance Supplement  is  substantially identical  to  Acceptance
                        Supplements dated September 5, 1991 (Reg. No. N-161PC and Reg. No.
                        N-163PC), not filed herewith. (4)
                  (c)   Limited  Warranty Agreement and Disclaimer of Warranty dated as of
                        December  27, 1985  between  British Aerospace,  Inc. and  Sunbird
                        Airlines 1984,  Inc. (Reg.  No. N-162PC).   This  Limited Warranty
                        Agreement  is   substantially   identical  to   Limited   Warranty
                        Agreements dated December 13, 1985 (Reg. No. N-161PC) and December
                        27, 1985 (Reg. No. N-163PC), not filed herewith. (1)
                  (d)   Aircraft Lease  Agreement dated  as of  November 15,  1985 between
                        American Bank &  Trust Co.  of PA and  Jet Acceptance  Corporation
                        (Reg. Nos. N-162PC, N-161PC and N-163PC). (1)
                  (e)   Lease  Supplement No. 5  dated November 15,  1985 between American
                        Bank & Trust Co. of PA and Jet Acceptance Corporation (Reg. No. N-
                        162PC).  This Lease Supplement is substantially identical to Lease
                        Supplements  dated  November  15,  1985  (Reg.  No.  N-161PC)  and
                        December 27, 1985 (Reg. No. N-163PC), not filed herewith. (1)
                  (f)   Mortgage and Trust Indenture dated as of November 15, 1985 between
                        American Bank & Trust  Company of PA and The Connecticut  Bank and
                        Trust Company,  National Association  (Reg. Nos.  N-162PC, N-161PC
                        and N-163PC). (1)


            Note:  For footnote references see page E-9.

                  (g)   Trust  Agreement dated as  of November 15,  1985 between Greyhound
                        Leasing & Financial Corporation  and American Bank & Trust  Co. of
                        PA (Reg. Nos. N162PC, N-161PC and N-163PC). (1)
                  (h)   Trust Agreement and Mortgage Supplement  No. 5 dated December  27,
                        1985 by American Bank & Trust Co. of PA  (Reg. No. N-162PC).  This
                        Trust Agreement  and Mortgage Supplements dated  December 13, 1985
                        (Reg. No. N-161PC) and  December 27, 1985 (Reg. No.  N-163PC), not
                        filed herewith. (1)
                  (i)   Sublease  Security Assignment dated as of November 15, 1985 by Jet
                        Acceptance Corporation (Reg. No. N-162PC).  This Sublease Security
                        Assignment  is  substantially   identical  to  Sublease   Security
                        Assignments dated as of  November 15, 1985 (Reg. No.  N-161PC) and
                        November 15, 1985 (Reg. No. N-163PC), not filed herewith. (1)
                  (j)   Tax  indemnification  Agreement  dated  as of  November  15,  1985
                        between  Jet  Acceptance  Corporation   and  Greyhound  Leasing  &
                        Financial  Corporation (Reg.  Nos. N-162PC, N-161PC  and N-163PC).
                        (1)
            10.23 (a)   Amended  and  Restated Aircraft  Sublease  Agreement  dated as  of
                        August  29,   1991,  between  CCAIR,  Inc.,   and  Jet  Acceptance
                        Corporation  (Reg.  No.  N-169PC).    This  Amended  and  Restated
                        Aircraft  Sublease  Agreement  is  substantially  identical  to an
                        Amended  and  Restated Aircraft  Sublease  Agreement  dated as  of
                        August 29, 1991, (Reg. No. N-168PC), not filed herewith. (4)
                  (b)   Acceptance Supplement dated September 5, 1991, between CCAIR, Inc.
                        and  Jet   Acceptance  Corporation  (Reg.  No.   N-169PC).    This
                        Acceptance Supplement is substantially identical to  an Acceptance
                        Supplement  dated September 5, 1991 (Reg.  No. N-168PC), not filed herewith. (4)
                  (c)   Limited Warranty Agreement  and Disclaimer of Warranty dated as of
                        May 20, 1986 between British Aerospace, Inc. and CCAIR, Inc. (Reg.
                        No. N-169PC).   This  Limited Warranty Agreement  is substantially
                        identical to a Limited Warranty Agreement dated as of May 20, 1986
                        (Reg. No. N-168PC), not filed herewith. (1)
                  (d)   Aircraft  Lease Agreement dated as of May 1, 1986 between Meridian
                        Trust Company  and Jet  Acceptance Corporation (Reg.  Nos. N-169PC
                        and N-168PC), not filed herewith. (1)
                  (e)   Lease  Supplement No. 2 dated  as of May  1, 1986 between Meridian
                        Trust Company  and Jet Acceptance Corporation  (Reg. No. N-169PC).
                        This  Lease  Supplement  is  substantially identical  to  a  Lease
                        Supplement  dated May  20,  1986  (Reg.  No. N-168PC),  not  filed herewith. (1)
                  (f)   Mortgage  and  Trust Indenture  dated as  of  May 1,  1986 between
                        Meridian Trust Company and the Connecticut Bank and Trust Company,
                        National Association (Reg. Nos. N-169PC and N-168PC). (1)
                  (g)   Trust  Agreement dated  as  of May  1,  1986 between  EFC  Leasing
                        Corporation  and Meridian Trust Company  (Reg. Nos. N-169PC and N-
                        168PC). (1)
                  (h)   Trust Agreement and Mortgage  Supplement No. 2 dated May  20, 1986
                        by  Meridian  Trust  Company  (Reg.  No.  N-169PC).    This  Trust
                        Agreement and Mortgage Supplement  is substantially identical to a
                        Trust Agreement and  Mortgage Supplement dated May  20, 1986 (Reg.
                        No. N-168PC), not filed herewith. (1)
                  (i)   Sublease  Security Assignment  dated  as of  May  9, 1986  by  Jet
                        Acceptance Corporation (Reg. No. N-169PC).  This Sublease Security
                        Assignment is  substantially  identical  to  a  Sublease  Security
                        Assignment dated  as of and  May 8,  1986 (Reg. No.  N-168PC), not filed herewith. (1)
                  (j)   Tax  Indemnification Agreement dated as of May 1, 1986 between Jet
                        Acceptance Corporation  and EFC Leasing Corporation  (Reg. Nos. N-
                        169PC and N-168PC). (1)
            10.24 (a)   Aircraft Sublease Agreement dated  as of August 29,  1991, between
                        CCAIR, Inc.,  and Jet  Acceptance Corporation (Reg.  No. N-164PC).
                        This Aircraft Sublease Agreement  is substantially identical to an
                        Aircraft Sublease Agreement  (Reg. No. N-165PC) and an Amended and
                        Restated Aircraft Sublease Agreement  (Reg. No. N-170PC), dated as of August 29, 1991, not filed herewith. (4)
                  (b)   Acceptance Supplement dated September 5, 1991, between CCAIR, Inc.
                        and  Jet   Acceptance  Corporation  (Reg.  No.   N-164PC).    This
                        Acceptance Supplement  is  substantially identical  to  Acceptance
                        Supplements dated September 5, 1991 (Reg. No. N-165PC and Reg. No.
                        N-170PC), not filed herewith. (4)
                  (c)   Limited  Warranty Agreement and Disclaimer of Warranty dated as of
                        June  19, 1986  between British  Aerospace, Inc.  and  CCAIR, Inc.
                        (Reg.  No.   N-164PC).     This  Limited  Warranty   Agreement  is
                        substantially identical to Limited Warranty Agreements dated as of
                        July 7, 1986 (Reg. No. N-165PC) and December 22, 1986 (Reg. No. N-
                        170PC), not filed herewith. (1)
                  (d)   Aircraft  Lease  Agreement  dated  as of  March  1,  1986  between
                        Meridian Trust  Company and Jet Acceptance  Corporation (Reg. Nos.
                        N-164PC, N-165PC and N-170PC). (1)
                  (e)   Lease  Addendum dated  December  22, 1986  between Meridian  Trust
                        Company and Jet Acceptance Corporation (Reg. Nos. N-164PC, N-165PC
                        and N-170PC). (1)
                  (f)   Lease Supplement No. 1 dated as of March 1, 1986 between  Meridian
                        Trust Company  and Jet Acceptance Corporation  (Reg. No. N-164PC).
                        This  Lease   Supplement  is  substantially  identical   to  Lease
                        Supplements dated March 14,  1986 (Reg. No. N-165PC)  and December
                        22, 1986 (Reg. No. N-170PC), not filed herewith. (1)


            Note:  For footnote references see page E-9.

                  (g)   Mortgage and Trust  Indenture dated  as of March  1, 1986  between
                        Meridian Trust Company and The Connecticut Bank and Trust Company,
                        National Association (Reg. Nos. N-164PC, N-165PC and N-170PC). (1)
                  (h)   Mortgage Addendum  dated December 22, 1986  between Meridian Trust
                        Company  and  The Connecticut  Bank  and  Trust Company,  National
                        Association (Reg. Nos. N-164PC, N-165PC and N-170PC). (1)
                  (i)   Trust  Agreement  dated as  of  March  1, 1986  between  Greyhound
                        Leasing and Financial Corporation and Meridian Trust Company (Reg.
                        Nos. N-164PC, N-165PC and N-170PC). (1)
                  (j)   Trust  Agreement  Mortgage  Supplement  dated March  14,  1986  by
                        Meridian  Trust Company (Reg. No.  N-164PC).  This Trust Agreement
                        and  Mortgage  Supplement  is  substantially  identical  to  Trust
                        Agreement and Mortgage Supplements dated March 14,  1986 (Reg. No.
                        N-165PC)  and  December 22,  1986  (Reg. No.  N-170PC),  not filed herewith. (1)
                  (k)   Sublease  Security Assignment  dated as  of June  19, 1986  by Jet
                        Acceptance Corporation (Reg. No. N-164PC).  This Sublease Security
                        Assignment  is   substantially  identical  to   Sublease  Security
                        Assignments  dated June 19, 1986  (Reg. No. N-165PC)  and June 19,
                        1986 (Reg. No. N-170PC), not filed herewith. (1)
                  (l)   Tax Indemnification Agreement dated as of March 1, 1986 (Reg. Nos.
                        N-164PC, N-165PC and N-170PC). (1)
            10.25 (a)   Amended  and  Restated Aircraft  Sublease  Agreement  dated as  of
                        August  29,   1991,  between  CCAIR,  Inc.,   and  Jet  Acceptance
                        Corporation  (Reg.  No.  N-156PC).    This  Amended  and  Restated
                        Aircraft  Sublease  Agreement  is substantially  identical  to  an
                        Amended  and  Restated Aircraft  Sublease  Agreement  dated as  of
                        August 29, 1991 (Reg. No. N-157PC), not filed herewith. (4)
                  (b)   Acceptance Supplement dated September 5, 1991, between CCAIR, Inc.
                        and  Jet   Acceptance  Corporation  (Reg.  No.   N-156PC).    This
                        Acceptance Supplement is substantially  identical to an Acceptance
                        Supplement dated  September 5, 1991 (Reg. No.  N-157PC), not filed herewith. (4)
                  (c)   Limited  Warranty  Agreement  and  Disclaimer  of  Warranty  dated
                        December 17, 1987 between British Aerospace,  Inc. and CCAIR, Inc.
                        (Reg.  No.   N-156PC).     This  Limited  Warranty   Agreement  is
                        substantially identical to Limited  Warranty Agreement dated as of
                        December 17, 1987 (Reg. No. N-157PC), not filed herewith. (1)
                  (d)   Lease Agreement dated as of August 15, 1987 between First Security
                        Bank of Utah, National  Association and Jet Acceptance Corporation
                        (Reg. Nos. N-156PC and N-157PC). (1)
                  (e)   Lease  Supplement No.  1  dated December  17,  1987 between  First
                        Security  of  Utah,  National   Association  and  Jet   Acceptance
                        Corporation (Reg. Nos. N-156PC and N-157PC). (1)
                  (f)   Assignment  of Sublease and Security Agreement  dated as of August
                        15, 1987 from Jet Acceptance Corporation to First Security Bank of
                        Utah, National Association (Reg. Nos. N-156PC and N-157PC). (1)
                  (g)   Trust Agreement dated as of August 15, 1987 between First Security
                        Bank  of Utah,  National  Association and  TECO Investments,  Inc.
                        (Reg. Nos. N-156PC and N-157PC). (1)
                  (h)   Security Agreement-Trust Deed dated as of  August 15, 1987 between
                        First  Security  Bank  of   Utah,  National  Association  and  The
                        Connecticut  Bank and  Trust Company,  National  Association (Reg.
                        Nos. N-156PC and N-157PC). (1)
                  (i)   Security  Agreement-Trust  Deed  Supplement  No.  2  dated  as  of
                        December  17, 1987 between  First Security Bank  of Utah, National
                        Association and  The Connecticut Bank and  Trust Company, National
                        Association (Reg. Nos. N-156PC and N-157PC). (1)
                  (j)   Tax Indemnification Agreement dated as  of August 15, 1987 between
                        TECO Investments,  Inc. and Jet Acceptance  Corporation (Reg. Nos.
                        N-156PC and N-157PC). (1)
            10.26 (a)   Amended  and  Restated Aircraft  Sublease  Agreement  dated as  of
                        August  29,   1991,  between  CCAIR,  Inc.,   and  Jet  Acceptance
                        Corporation  (Reg.  No.  N-190PC).    This  Amended  and  Restated
                        Aircraft Sublease  Agreement  is  substantially  identical  to  an
                        Aircraft  Sublease Agreement dated as of August 29, 1991 (Reg. No.
                        N-159PC), not filed herewith. (4)
                  (b)   Acceptance Supplement dated September 5, 1991, between CCAIR, Inc.
                        and  Jet   Acceptance  Corporation  (Reg.  No.   N-190PC).    This
                        Acceptance Supplement is substantially identical to an  Acceptance
                        Supplement dated September  5, 1991 (Reg. No. N-159PC),  not filed herewith. (4)
                  (c)   Limited Warranty Agreement and Disclaimer  of Warranty dated as of
                        December 17, 1987 between British Aerospace, Inc.  and CCAIR, Inc.
                        (Reg.  No.   N-190PC).     This  Limited  Warranty   Agreement  is
                        substantially identical to Limited  Warranty Agreement dated as of
                        December 17, 1987 (Reg. No. N-159PC), not filed herewith. (1)
                  (d)   Lease  Agreement  dated  as of  November  15,  1987 between  First
                        Security  Bank of  Utah, National  Association and  Jet Acceptance
                        Corporation (Reg. Nos. N-190PC and N-159PC). (1)

            Note:  For footnote references see page E-9.

                  (e)   Assignment of Sublease Security Agreement dated as of November 15,
                        1987 from  Jet Acceptance  Corporation to  First Security  Bank of
                        Utah, National Association (Reg. Nos. N-190PC and N-159PC). (1)
                  (f)   Trust  Agreement dated  as  of  November  15, 1987  between  First
                        Security  Bank  of  Utah,  National  Association  and  NCNB  Lease
                        Investments, Inc. (Reg. Nos. N-190PC and N-159PC). (1)
                  (g)   Security  Agreement-Trust  Deed  dated  as of  November  15,  1987 between First Security Bank of Utah, National Association  and The
                        Connecticut Bank  and  Trust Company,  National Association  (Reg.
                        Nos. N-190PC and N-159PC). (1)
                  (h)   Tax  Indemnification  Agreement  dated  as of  November  15,  1987
                        between   NCNB  Lease   Investments,  Inc.   and  Jet   Acceptance
                        Corporation (Reg. Nos. N-190PC and N-159PC. (1)
            10.27 (a)   Amended  and  Restated Aircraft  Sublease  Agreement  dated as  of
                        August  29,   1991,  between  CCAIR,  Inc.,   and  Jet  Acceptance
                        Corporation (Reg. No. N-158PC). (4)
                  (b)   Acceptance Supplement dated September 5, 1991, between CCAIR, Inc.
                        and Jet Acceptance Corporation (Reg. No. N-158PC). (4)
                  (c)   Limited Warranty Agreement and Disclaimer of Warranty dated as  of
                        February 17,  1988 between British Aerospace, Inc. and CCAIR, Inc.
                        (Reg. No. N-158PC). (1)
                  (d)   Lease  Agreement  dated  as of  September  1,  1987 between  First
                        Security  Bank of  Utah, National  Association and  Jet Acceptance
                        Corporation (Reg. No. N-158PC). (1)
                  (e)   Assignment  of  Sublease  and   Security  Agreement  dated  as  of
                        September  1,  1987  from  Jet  Acceptance  Corporation  to  First
                        Security Bank  of Utah,  National Association (Reg.  No. N-158PC).
                        (1)
                  (f)   Trust  Agreement  dated  as of  September  1,  1987  between First
                        Security  Bank  of  Utah,  National  Association  and  NCNB  Lease
                        Investments, Inc. (Reg. No. N-158PC). (1)
                  (g)   Security  Agreement-Trust  Deed  dated  as of  September  1,  1987 between  First Security Bank of Utah, National Association and The
                        Connecticut Bank and Trust Company, National Association (Reg. No.
                        N-158PC). (1)
                  (h)   Tax  Indemnification  Agreement  dated  as of  September  1,  1987
                        between   NCNB   Lease  Investments,   Inc.  and   Jet  Acceptance
                        Corporation (Reg. No. N-158PC). (1)
            10.28       Indemnity  Agreement dated as of July 11, 1989 between CCAIR, Inc.
                        and Evrika Shipping Corporation. (1)
            10.29 (a)   Commercial Use Permit between CCAIR, Inc., and City  of Charlotte,
                        North Carolina  dated  April 1,  1991,  relating to  Old  Terminal
                        Building at Charlotte/Douglas International Airport. (4)
                  (b)   Commercial Use Permit  dated April  15, 1992 between  the City  of
                        Charlotte and CCAIR, Inc. (6)
            10.30 (a)   Flight  Attendant Agreement  between CCAIR,  Inc., and  the Flight
                        Attendants  in the service of  CCAIR, Inc., as  represented by the
                        Association of Flight Attendants, effective May 22, 1991. (4)
                  (b)   Letter of Agreement  amendment dated  May 6,  1992 between  CCAIR,
                        Inc.  and the  Flight  Attendants in  service  of CCAIR,  Ins.  as represented by the Association of Flight Attendants. (6)
            10.31       Letter  Agreement  dated  February 27,  1991  between Pennsylvania
                        Airlines and CCAIR, Inc. (4)
            10.32 (a)   Purchase Agreement  No.  8-0237, dated  as  of February  23,  1992 between  CCAIR, Inc. and de Havilland Inc. (successor to Boeing of
                        Canada,  Ltd., a  Delaware corporation,  through its  de Havilland
                        Division) as amended by letter agreements attached thereto for two de Havilland DHC-8-102 Aircraft (N880CC) and (N881CC). (6)
                  (b)   Purchase  Agreement Assignment  between  CCAIR,  Inc.  and  Mellon
                        Financial Services  Corporation  #3  dated  as  of  May  15,  1992
                        (N880CC).   This  Purchase Agreement  Assignment is  substantially
                        identical to  Purchase Agreement Assignment (N881CC),  dated as of
                        May 15, 1992, not filed herewith. (6)
                  (c)   Lease Agreement between CCAIR,  Inc. and Mellon Financial Services
                        Corporation #3  dated as  of May  15, 1992  (N880CC).  This  Lease
                        Agreement is substantially identical to Lease Agreements (N881CC),
                        (N882CC) and N883CC) dated as of May 15, 1992, not filed herewith.
                        (6)
                  (d)   Lease  Supplement  #1 between  CCAIR,  Inc.  and Mellon  Financial
                        Services Corporation #3 dated as of  May 22, 1992 (N880CC).   This
                        Lease  Supplement   #1  is   substantially   identical  to   Lease
                        Supplements (N881CC), (N882CC)  and (N883CC) dated  as of May  22,
                        June 1 and June 12, 1992, respectively, not filed herewith. (6)
                  (e)   Tax Indemnity  Agreement between CCAIR, Inc.  and Mellon Financial
                        Services Corporation #3  dated as of May 15, 1992  (N880CC).  This
                        Tax  Indemnity  Agreement   is  substantially  identical  to   Tax
                        Indemnity Agreements  (N881CC), (N882CC) and (N883CC)  dated as of
                        May 15, 1992, not filed herewith. (6)
                  (f)   Assignment and Assumption Agreement dated  as of November __, 1995 between C.I.T.  Leasing Corporation and  Mellon Financial Services
                        Corporation #3. (16)
                  (g)   Aircraft Lease  Termination dated as of November ___, 1995 between
                        Mellon Financial Services Corporation #3 and CCAIR, Inc. (16)
            10.33 (a)   Lease Agreement (Spares) between  CCAIR, Inc. and Mellon Financial
                        Services Corporation #3 dated as of August 14, 1992. (6)

            Note:  For footnote references see page E-9.

                  (b)   Lease Supplement between CCAIR, Inc. and Mellon Financial Services
                        Corporation #3 dated as of August 28, 1992. (6)
                  (c)   Tax Indemnity  Agreement between CCAIR, Inc.  and Mellon Financial
                        Services Corporation #3 dated as of August 14, 1992. (6)
            10.34       Agreement  dated January  1,  1994  between  CCAIR, Inc.  and  the
                        Mechanics  and related  employees  in  the  service  of  CCAIR  as represented by the International Brotherhood of Teamsters. (13)
            10.35       Employment Agreement between Kenneth W. Gann and CCAIR, Inc. dated
                        February 8, 1994. (13)
            10.36 (a)   Agreement dated  November  14, 1994,  by  and among  CCAIR,  Inc.,
                        British  Aerospace Holdings,  Inc.,  formerly  British  Aerospace,
                        Inc., and Jet Acceptance Corporation. (16)
                  (b)   Acceptance Supplement No. 2(N158PC) dated as of  November 14, 1994
                        between  Jet   Acceptance  Corporation  and  CCAIR,   Inc.    This
                        Acceptance  Supplement   No.  2  is  substantially   identical  to
                        Acceptance Supplements  No. 2 between  Jet Acceptance  Corporation and CCAIR,  Inc. (N164PC, N162PC, N159PC,  N157PC, N156PC, N190PC,
                        N170PC, N169PC,  N168PC, N163PC  and  N161PC), notified  herewith.
                        (16)
            10.37 (a)   Lease  Agreement  dated as  of  November 15,  1994  between C.I.T.
                        Leasing Corporation  and CCAIR, Inc. for  DHC-8-102 Aircraft (Reg.
                        No.  880CC).  This  Lease Agreement is  substantially identical to
                        Lease Agreements  dated as  of  November 15,  1994 between  C.I.T.
                        Leasing Corporation  and CCAIR, Inc. for  DHC-8-102 Aircraft (Reg.
                        No. 881CC, Reg. No. 882CC and Reg. No. 883CC), not filed herewith.
                        (16)
                  (b)   Lease Agreement  (Spares) dated as  of November  15, 1994  between
                        C.I.T. Leasing Corporation and CCAIR, Inc.  (16)
                  (c)   Lease  Supplement  No.  1  is  substantially  identical  to  Lease
                        Supplements No.  1 between  C.I.T. Leasing Corporation  and CCAIR,
                        Inc.  for DHC-8-102 Aircraft (Reg.  No. 881CC, Reg.  No. 882CC and
                        Reg. No. 883CC)  and Lease  Supplement No. 1  (Spares), not  filed herewith. (16)
            10.38 (a)   Amended and Restated Loan Agreement dated as of February 10, 1995, between JSX Capital Corporation and CCAIR, Inc.  (16)
                  (b)   Revolving  Note dated February 10, 1995 in the principal amount of
                        $2,500,000  by   CCAIR,  Inc. to  the  order of  British Aerospace
                        Holdings, Inc. (16)
                  (c)   Amended and  Restated Security Agreement dated as  of February 10,
                        1995 between JSX Capital Corporation and CCAIR, Inc. (16)
                  (d)   Amended   and   Restated   Special   Account    and   Disbursement
                        Authorization  Agreement  dated  as  of February  10,  1995  among
                        Wachovia  Bank  of  North  Carolina, N.A.,  CCAIR,  Inc.,  British
                        Aerospace  Holdings, Inc.,  Jet  Acceptance  Corporation  and  JSX
                        Capital Corporation.  (16)
            10.39       Letter  Agreement dated  September  28, 1995  between JSX  Capital
                        Corporation and CCAIR, Inc. (17)
            11          Computation of earnings per share. (17)
            16          Letter regarding change in Company's certifying accountant. (9)
            23.1        Consent of Arthur Andersen, LLP. (17)
            23.2        Consent of Coopers & Lybrand, LLP. (17)


            Note:  For footnote references see page E-9.

            Footnotes:

            (1)   Incorporated by reference  to Registration Statement  on Form S-1,  File
                  No. 33-28967.
            (2)   Incorporated by  reference to Annual Report on  Form 10-K for the fiscal year ended June 30, 1989, File No. 0-17846.
            (3)   Incorporated by reference to Annual Report  on Form 10-K for the  fiscal year ended June 30, 1990, File No. 0-17846.
            (4)   Incorporated by reference to  Annual Report on Form 10-K for  the fiscal year ended June 30, 1991, File No. 0-17846.
            (5)   Incorporated by reference to Current Report on Form 8-K, filed August 1,
                  1991.
            (6)   Incorporated  by reference to Annual Report on  Form 10-K for the fiscal year ended June 30, 1992, File No. 0-17846.
            (7)   Incorporated by reference to Annual  Report on Form 10-K for the  fiscal year ended June 30, 1993, File No. 0-17846.
            (8)   Incorporated  by   reference  to   Pre-Effective  Amendment  No.   1  to
                  Registration Statement on Form S-2, File No. 33-65878.
            (9)   Incorporated  by reference  to  Current  Report  on  Form  8-K/A,  dated
                  November 30, 1993, File No. 0-17846
            (10)  Incorporated by reference  to Registration Statement  on Form S-2,  File
                  No. 33-77574.
            (11)  Incorporated by reference  to Amendment No. 1 to  Registration Statement on Form S-2, File No. 33-77574.
            (12)  Incorporated by reference  to Amendment No. 2  to Registration Statement on Form S-2, File No. 33-77574.
            (13)  Incorporated by  reference to Annual Report on  Form 10-K for the fiscal year ended June 30, 1994, File No. 0-17846.
            (14)  Incorporated by reference to Registration Statement on Form S-8 and Form
                  S-3, File No. 33-89832.
            (15)  Incorporated  by  reference to  Quarterly Report  on  Form 10-Q  for the three-month period ended March 31, 1995, File No. 0-17846.
            (16)  Incorporated  by   reference  to  Post-Effective  Amendment   No.  1  to
                  Registration Statement on Form S-2, File No. 33-77574.
            (17)  Filed herewith.


