Form 10-Q/A
period 1994-12-31
CCAIR INC
filed 1995-10-27
CIK 850922

                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549


                        Form 10-Q/A Amendment #1


         (X)         QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended December 31, 1994

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

                         Yes   X            No



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                               Outstanding at February 6, 1995
Common stock, $0.01 par value                               7,381,195

                              CCAIR, Inc.
                    FORM 10-Q/A QUARTERLY REPORT FOR
                 FISCAL QUARTER ENDED DECEMBER 31, 1994


                           TABLE OF CONTENTS


                                                                       PAGE NO.

PART I - FINANCIAL INFORMATION:

        ITEM 1.  Financial Statements:                                      3

                         Condensed Balance Sheets as of
                         December 31, 1994 and June 30, 1994.               3

                         Condensed Statements of Income for
                         the Three and Six Months ended
                         December 31, 1994 and 1993.                        4

                         Condensed Statements of Cash Flows
                         for Six Months ended December 31,
                         1994 and 1993.                                     5

                         Notes to Condensed Financial Statements.           6

        ITEM 2.  Management's Discussion and Analysis
                         of Financial Condition and Results
                         of Operations.                                     7

PART II - OTHER INFORMATION:

        ITEM 1.  Legal Proceedings.                                         9

        ITEM 2.  Changes in Securities.                                     9

        ITEM 3.  Defaults Upon Senior Securities.                           9

        ITEM 4.  Submission of Matters to a Vote
                         of Security Holders.                               9

        ITEM 5.  Other Information.                                        10

        ITEM 6.  Exhibits and Reports on Form 8-K.                         10

SIGNATURES                                                                 10

EXHIBIT INDEX                                                             E-1

                              CCAIR, Inc.
                     PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                        CONDENSED BALANCE SHEETS
                              (Unaudited)
                              ___________

                                                                     December 31,               June 30,
                                                                         1994                      1994
 ASSETS
 CURRENT ASSETS:
   Cash and cash equivalents                                         $     2,033               $   651,020
   Receivables, net                                                    4,275,588                 5,244,782
   Inventories, less allowance for
    obsolescence of $466,000                                           3,095,644                 3,192,219
   Prepaid expenses and deposits                                       1,059,130                 3,154,433

          Total current assets                                         8,432,395                12,242,454

 PROPERTY AND EQUIPMENT:
   Flight equipment and aircraft                                      18,468,024                17,842,203
   Ground and other equipment and
    leasehold improvements                                             4,310,570                 3,919,105
                                                                      22,778,594                21,761,308
   Less accumulated depreciation
    and amortization                                                  10,697,510                 9,423,875
                                                                      12,081,084                12,337,433
 OTHER ASSETS                                                             45,543                    49,075

          Total assets                                               $20,559,022               $24,628,962

 LIABILITIES AND SHAREHOLDERS' EQUITY
 CURRENT LIABILITIES:
   Notes payable and current
    maturities of long-term debt                                     $   960,492               $ 3,395,830
   Current obligations under capital leases                              339,473                   360,196
   Accounts payable                                                    2,705,872                 3,011,203
   Accrued expenses                                                    4,688,113                 5,169,610

          Total current liabilities                                    8,693,950                11,936,839

 LONG-TERM DEBT, less current maturities                               1,853,065                 2,570,438

 Capital lease obligations, less
  current obligations                                                  3,190,175                 3,331,314

 Deferred credits, net                                                   963,126                 1,293,920
 Noncurrent rent obligations                                             619,602                   124,780

          Total liabilities                                           15,319,918                19,257,291

 Commitments and contingencies

 SHAREHOLDERS' EQUITY:
   Common stock, $.01 par value, 10,000,000
    shares authorized, 7,381,195 issued and
    outstanding at December 31 and June 30, 1994                          73,812                    73,812
   Additional paid-in-capital                                         16,997,186                16,997,186

   Accumulated deficit                                               (11,831,894)              (11,699,327)

          Total shareholders' equity                                   5,239,104                 5,371,671

          Total liabilities and
           shareholders' equity                                      $20,559,022               $24,628,962



              See notes to condensed financial statements.

                              CCAIR, Inc.
                     CONDENSED STATEMENTS OF INCOME
                              (Unaudited)
                              ___________


                                              3 Months ended December 31,            6 Months ended December 31,
                                                   1994            1993                   1994             1993
 OPERATING REVENUES:
    Passenger                                  $14,595,693      $15,731,125           $29,986,265      $30,856,938
    Public service                                 156,583          147,724               312,485          334,294
    Other                                          343,575          288,149               705,871          501,571

          Total                                 15,095,851       16,166,998            31,004,621       31,692,803

 OPERATING EXPENSES:
    Flight operations                            4,670,867        6,395,325            10,892,204       12,820,093
    Fuel and oil                                 1,364,504        1,318,989             2,731,237        2,700,839
    Maintenance                                  2,797,195        2,826,299             5,552,615        5,733,330
    Ground operations                            1,891,686        2,487,174             3,821,358        4,999,916
    Advertising, promotions
     and commissions                             2,127,031        2,159,735             4,461,460        4,520,819
    General and administration                   1,183,437        1,000,669             2,407,761        2,084,305
    Depreciation and amortization                  424,641          392,134               854,695          754,657

          Total                                 14,459,361       16,580,325            30,721,330       33,613,959

 OPERATING INCOME (LOSS)                           636,490       (  413,327)              283,291      ( 1,921,156)
 Interest expense                               (  202,797)      (  191,231)           (  408,195)     (   374,979)
 Other income (expense), net                         3,615            7,673            (    7,664)     (    24,308)

          Net income (loss)                    $   437,308      $(  596,885)          $(  132,568)     $(2,320,443)

 EARNINGS (LOSS) PER COMMON SHARE              $     .06        $(    .09  )          $(    .02  )     $(    .34  )

 WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING                             7,535,163        6,935,891             7,381,195        6,801,239

              See notes to condensed financial statements.







                              CCAIR, Inc.
                   CONDENSED STATEMENTS OF CASH FLOWS
                              (Unaudited)
                              ___________





                                                                    Six Months Ended December 31,
                                                                         1994                      1993

 CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                          $(  132,568)              $(2,320,443)
   Adjustments to reconcile net loss to
    net cash provided by operating activities:
      Note discount amortization                                         168,705                   189,776
      Depreciation and amortization                                    2,438,736                 2,353,544
      Loss on disposal of assets                                          22,896                     6,684
      Rental expense in excess
       of (less than) payments                                           254,139                (   16,290)
      Changes in certain assets and liabilities:
        Accounts receivable                                              970,184                (  689,325)
        Inventories                                                       64,477                (  199,654)
        Other note payable                                            (  801,000)                   ---
        Accounts payable                                              (  306,322)                  455,317
        Accrued expenses                                              (  481,497)                1,928,478
        Prepaid expenses and deposits                                  2,095,303                   866,240
        Other changes, net                                            (   86,578)               (   90,111)

                  NET CASH PROVIDED BY
                   OPERATING ACTIVITIES                                4,206,475                 2,484,216

 CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                               (2,195,110)               (2,742,786)
   Proceeds from sale of assets                                           21,925                     1,230
   Change in restricted funds                                             ---                   (   14,893)

                  NET CASH USED BY
                   INVESTING ACTIVITIES                               (2,173,185)               (2,756,449)

 CASH FLOWS FROM FINANCING ACTIVITIES:
   Issuance of common stock                                               ---                       75,015
   Issuance of notes and long-term debt                                1,393,054                   274,125
   Reductions of notes and long-term debt                             (4,075,331)               (2,274,548)

                  NET CASH USED BY
                   FINANCING ACTIVITIES                               (2,682,277)               (1,925,408)

 Net decrease in cash                                                 (  648,987)               (2,197,641)
 Cash, beginning of period                                               651,020                 2,745,157

 CASH, END OF PERIOD                                                 $     2,033               $   547,516

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


     4.       Lease Activity:

              The Company entered into a revised aircraft lease agreement with Shorts, effective October 1, 1994, for the Company's nine Shorts 360 aircraft. This revised agreement provided for reductions in lease payments aggregating approximately $94,000 per month for the remainder of the lease term. In addition, the Company entered into a revised aircraft agreement with Jet Acceptance Corporation ("JACO"), effective September 1, 1994, for the Company's twelve Jetstream 31 aircraft.
              This revised agreement provided for reductions in lease payments aggregating approximately $98,000 per
              month through  December  31,  1995.    The  Company  has
              accounted for the modifications to the JACO lease
              agreements  as  they  have  occurred.   As a result, at
              December 31, 1994, the Company has recorded a deferred credit of approximately $271,000 representing the excess of rent expense recorded on a straight line basis (reflecting lease payment reductions only through December 31, 1995) over actual payments made from September 1, 1994 through December 31, 1994. This amount, along with additional amounts accumulated through December 31, 1995 will reduce lease expense over the remaining term of the leases.



              In fiscal 1994, the Company failed to meet certain lease payment obligations totaling $585,000 under aircraft lease agreements with Mellon Financial Services Corporation #3 ("Mellon"), resulting in cancellation of the related agreements. The Company operated the aircraft under interim leases with Mellon through November, 1994. In November, 1994, CIT Leasing Corporation ("CIT"), acquired the four Dash 8 aircraft from Mellon. The Company subsequently signed new lease agreements with CIT, which expire in June, 2007, resulting in an annual reduction of approximately $516,000 in aircraft rental
              payments.    As a result, during the second quarter of
              fiscal 1995, the Company reversed the $585,000 of accrued rental payments as a reduction of flight operations expense.

                              CCAIR, Inc.
                 FISCAL QUARTER ENDED DECEMBER 31, 1994


ITEM 2.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                        CONDITION AND RESULTS OF OPERATIONS

     General

              In the six-month period ended December 31, 1994, the Company realized the benefits of expense reductions demonstrated by a decrease of 8.6% in operating expenses over the prior year period. A decrease in operating revenue due to declines in fares, however, absorbed the benefits of the expense reductions and resulted in a net loss of $132,568 or 2(cent) per share, as compared to a net loss of $2,320,443 or 34(cent) per share in the six-month period ended December 31, 1993.


              The expense reductions were put in place in the three-month period ended December 31, 1994 and those reductions, plus a reversal of previously accrued rental expense of approximately $585,000 (see Note 4), were primarily responsible for net income of $437,308 or 6(cent) per share in that three-month period. Those results compared to a net loss of $596,885 or 9(cent) per share in the same period in the prior year.

     Results of Operations

              The following table sets forth selected operating comparisons for the three- and six-month period ended December 31, 1994 and 1993: Airline Operating Statistics




                                                 For the Three Months                     For the Six Months
                                                  Ended December 31,                      Ended December 31,
                                                                        %                                      %
                                              1994          1993      Change          1994         1993      Change
     Operating revenue                    $15,095,851   $16,166,998   ( 6.6)      $31,004,621  $31,692,803   ( 2.2)
     Operating expense                    $14,459,361   $16,580,325   (12.8)      $30,721,330  $33,613,959   ( 8.6)
     Revenue passengers carried               218,951       222,025   ( 1.4)          457,084      451,340     1.3

     Revenue passenger miles (1)           36,594,480    37,910,254   ( 3.5)       75,146,043   76,985,796   ( 2.4)

     Available seat miles (2)              75,927,606    71,116,235     6.8       150,413,466  149,312,465      .7
     Passenger load factor (3)                48.2%         53.3%     ( 9.6)          50.0%        51.6%     ( 3.1)
     Passenger breakeven load factor          46.7%         56.2%     (16.9)          50.2%        56.2%     (10.7)
     Yield per revenue passenger
      mile (4)                                39.9(cent)    41.5(cent)( 3.9)          39.9(cent)   40.1(cent)(  .5)
     Operating cost per available
      seat mile                               19.0(cent)    23.3(cent)(18.5)          20.4(cent)    22.5(cent)( 9.3)
     Average passenger trip (miles)           167.1         170.7     ( 2.1)          164.4        170.6     ( 3.6)
     Average daily aircraft utilization
      per plane (block hours)                   8.1           7.3      11.0             8.0          7.7       3.9
     Average passenger fare                  $66.66        $70.85     ( 5.9)         $65.61       $68.37     ( 4.0)
     Average monthly completion factor        95.0%         95.8%     (  .9)          95.5%        96.4%     (  .9)

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


 For the Three Months Ended December 31, 1994 Compared to Three Months
                        Ended December 31, 1993

              The Company is reporting an operating income for a three-month period for the first time since the three-month period
     ended  March  31,  1993.    The  operating  income  of  $636,490
     represents a significant improvement in operating results over the operating loss of $413,327 experienced in the three-month period ended December 31, 1993.

     ITEM 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                           CONDITION AND RESULTS OF OPERATIONS, continued

     Results of Operations, continued

              Operating revenue decreased by 6.6% over the prior year period as demonstrated by comparative decreases in revenue passengers carried (1.4%), revenue passenger miles (3.5%), yield per revenue passenger miles (3.9%) and average passenger fares
     (5.9%).    The  Company  believes  that the decrease in revenue
     passengers carried was due, in part, to the public's hesitancy to fly commuter aircraft as the result of recent commuter accidents and a lessening demand for nondiscretionary travel. The decrease in revenue passenger miles was also related to the replacement of certain destinations in the Company's service schedule with destinations closer to Charlotte, North Carolina. The decreases in yield per revenue passenger mile and average passenger fares were largely the result of significant fare discounting during the holiday periods of Thanksgiving and Christmas.

              The operating expense reductions in the three-month period ended December 31, 1994, reflected the Company's efforts to reduce operating costs during the 1994 calendar year. In the period, aircraft lease amendments were put into place that reduced the rental payments on all three of the Company's aircraft types - Jetstream 31, Shorts 360 and de Havilland Dash 8. In addition, the Company implemented a salary reduction plan with its pilots that will be phased back in over eighteen months. Operating expense was also reduced by approximately $585,000 that represented a reversal of accrued rental payments previously due. Ground operations also had a decrease over the prior year period as a result of lower per passenger service fees incurred by the Company per agreements with USAir and savings from the closing of stations in prior periods.

                For the Six Months Ended December 31, 1994 Compared to Six Months Ended December 31, 1993

              The Company experienced an operating income of $283,291 or less than 4(cent) per share and a net loss of $132,568 or 2(cent) per share in the six-month period ended December 31, 1994, as compared to an operating loss of $1,921,156 or 28(cent) per share and a net loss of $2,320,443 or 34(cent) per share. The improvement in results was due to significant reductions in operating expenses.

              The comparative increase in operating revenue achieved by the Company in the three-month period ended September 30, 1994, was reversed in the following three-month period. The decline was in passenger revenue brought about by the decrease in passengers and fare discounting during the holidays of Thanksgiving
     and Christmas.    During  the  three-month  period  ended  December
     31, 1994, public service and other, primarily charter income, had increases over the prior year period.


              The largest decrease in operating expense was achieved in flight operations, and was the result of the reductions in lease expenses and pilot expenses, as well as the reversal of approximately $585,000 obtained in the three-month period ended December 31, 1994. Significant reductions were also experienced in ground operations resulting from lower per passenger service fees incurred by the Company per agreements with USAir and the closing of stations in prior periods. These reductions have brought the operating cost per available seat mile to 20.4(cent) as compared to 22.5(cent) in the prior year period.


     Liquidity and Capital Resources

              The cash position of the Company remains critical at December 31, 1994, but the improved operating results of the Company should provide cash flow, together with a new line of credit in the amount of $2.5 million, sufficient for the Company's operations. The key element to improved operating results will be the level of the yield per revenue passenger mile. In the three-month period ended December 31, 1994, the yield per revenue passenger mile fell to 39.9(cent). The yield per revenue passenger mile has improved in January, 1995, and the early part of February, 1995, but the yield could be affected by fare discounting beyond the control of the Company.

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

     ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS, continued


     Liquidity and Capital Resources, continued

              Negotiations with other lenders for a line of credit were terminated, due, in part, to the inability of those lenders to reach satisfactory agreement with British Aerospace Holdings, Inc. over a new loan purchase agreement.

              In the six-month period ended December 31, 1994, the Company used cash reserves and other sources of cash to reduce accounts payable and notes payable. The Company is accruing lease payments at a higher rate than the payments actually made, aggregating $254,139. This accrual treats the lease reductions in place until December, 1995, as reducing the total payments under the leases and applies the reductions pro rata over the remaining months of the lease terms.

              The capital expenditures of $2,195,110 during the six-month period resulted primarily from expenditures on major overhauls, betterment and removals of engines and on major spare parts and assemblies. The Company anticipates an increase in capital expenditures for overhauls of engines on Dash 8 aircraft but, at the same time, capital expenditures on the Jetstream 31 and Shorts 360 aircraft should decrease.


              USAir has notified the Company of an increase in service fees to be effective on March 1, 1995, but the effect of those increases is not certain because the Company receives monies from USAir through its servicing agreement for Concourse D. The Company believes that the increase will not have an adverse effect on the Company's program to reduce operating costs.

                      PART II - OTHER INFORMATION


ITEM 1.  Legal Proceedings

                      None to report.

     ITEM 2.  Changes in Securities

                      None to report.

     ITEM 3.  Defaults Upon Senior Securities

                      None to report.

     ITEM 4.  Submission of Matters to a Vote of Security Holders

                      The annual meeting of shareholders of the Company was held in Charlotte, North Carolina on November 15, 1994. Of the 7,381,195 shares of common stock outstanding on the record date, 6,314,331 shares were present by proxy. Those shares were voted on the matters before the meeting as follows:

                      A.       Election of Directors:

                               Name of Director           No. Votes For:           No. Votes Withheld:
                               John A. Adams               6,271,520                       42,811
                               K. Ray Allen                6,270,020                       44,311
                               Kenneth W. Gann             6,271,720                       42,611
                               Gordon Linkon               6,271,720                       42,611
                               Dean E. Painter, Jr.        6,271,620                       42,711

                      B. Proposal to ratify the selection of Arthur Andersen LLP. as independent auditors of the Company for the fiscal year ending June 30, 1995:

                               For:  6,263,346          Against: 39,350           Withholding vote for: 11,635

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



                               SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              CCAIR, Inc.



                                     By:         /s/ Kenneth W. Gann
     October 25, 1995                         Kenneth W. Gann, President and
                                              Chief Executive Officer
                                              (Principal Executive Officer,
                                               Principal Financial Officer)

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