Form 10-Q/A
period 1995-03-31
CCAIR INC
filed 1995-10-27
CIK 850922

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

                              CCAIR, Inc.
                    FORM 10-Q/A QUARTERLY REPORT FOR
                  FISCAL QUARTER ENDED MARCH 31, 1995


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

EXHIBIT INDEX                                                               E-1

                              CCAIR, Inc.
                     PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                        CONDENSED BALANCE SHEETS
                              (Unaudited)
                              ___________

                                                                     March 31,                 June 30,
                                                                        1995                      1994

ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                         $   448,058               $   651,020
  Receivables, net                                                    5,522,603                 5,244,782
  Inventories, less allowance for
   obsolescence of $466,000                                           3,127,717                 3,192,219
  Prepaid expenses and deposits                                         991,936                 3,154,433

         Total current assets                                        10,090,314                12,242,454

PROPERTY AND EQUIPMENT:
  Flight equipment and aircraft                                      19,081,643                17,842,203
  Ground and other equipment and
   leasehold improvements                                             4,310,713                 3,919,105
                                                                     23,392,356                21,761,308
  Less accumulated depreciation
   and amortization                                                  11,131,187                 9,423,875
                                                                     12,261,169                12,337,433
OTHER ASSETS                                                             45,542                    49,075

         Total assets                                               $22,397,025               $24,628,962

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Notes payable and current
   maturities of long-term debt                                     $ 3,026,648               $ 3,395,830
  Current obligations under capital leases                              344,880                   360,196
  Accounts payable                                                    3,193,191                 3,011,203
  Accrued expenses                                                    4,117,109                 5,169,610

         Total current liabilities                                   10,681,828                11,936,839

LONG-TERM DEBT, less current maturities                               1,909,503                 2,570,438
Capital lease obligations, less
 current obligations                                                  3,101,901                 3,331,314

Deferred credits, net                                                 1,638,935                 1,293,920

Noncurrent rent obligations                                             100,346                   124,780

         Total liabilities                                           17,432,513                19,257,291

Commitments and contingencies

SHAREHOLDERS' EQUITY:
  Common stock, $.01 par value, 10,000,000
   shares authorized, 7,381,195 issued and
   outstanding at March 31, 1995 and June 30, 1994                       73,812                    73,812

  Additional paid-in-capital                                         16,997,186                16,997,186

  Accumulated deficit                                               (12,106,486)              (11,699,327)

         Total shareholders' equity                                   4,964,512                 5,371,671

         Total liabilities and
          shareholders' equity                                      $22,397,025               $24,628,962



                                 See notes to condensed financial statements.



                              CCAIR, Inc.
                     CONDENSED STATEMENTS OF INCOME
                              (Unaudited)
                              ___________



                                               3 Months ended March 31,               9 Months ended March 31,
                                                  1995            1994                   1995             1994

OPERATING REVENUES:
   Passenger                                  $14,238,893      $13,843,902           $44,225,158      $44,700,841
   Public service                                 195,640          167,965               508,125          502,259
   Other                                          525,475          373,613             1,231,346          875,184

         Total                                 14,960,008       14,385,480            45,964,629       46,078,284

OPERATING EXPENSES:
   Flight operations                            5,548,632        6,358,715            16,440,836       19,178,808

   Fuel and oil                                 1,277,305        1,199,609             4,008,542        3,900,448

   Maintenance                                  2,946,264        2,699,598             8,498,879        8,432,928
   Ground operations                            1,796,293        2,051,339             5,617,651        7,051,255
   Advertising, promotions
    and commissions                             1,905,928        2,086,509             6,367,388        6,607,328
   General and administration                   1,090,062        1,233,613             3,497,823        3,317,919
   Depreciation and amortization                  422,482          399,172             1,277,177        1,153,829

         Total                                 14,986,966       16,028,555            45,708,296       49,642,515

OPERATING INCOME (LOSS)                        (   26,958)      (1,643,075)              256,333      ( 3,564,231)
Interest expense                               (  242,408)      (  193,976)           (  650,603)     (   547,631)
Other income (expense), net                    (    5,226)      (   13,871)           (   12,890)     (    59,503)

         Net income (loss)                    $(  274,592)     $(1,850,922)          $(  407,160)     $(4,171,365)

EARNINGS (LOSS) PER COMMON SHARE              $(    .04  )     $(    .26  )          $(    .06  )     $(    .59  )
WEIGHTED AVERAGE COMMON
 SHARES OUTSTANDING                             7,381,195        7,180,553             7,381,195        7,015,584



              See notes to condensed financial statements.

                              CCAIR, Inc.
                   CONDENSED STATEMENTS OF CASH FLOWS
                              (Unaudited)
                              ___________




                                                                    Nine Months Ended March 31,
                                                                        1995                      1994

CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income (loss)                                                 $(  407,160)              $(4,171,365)

  Adjustments to reconcile net loss to
   net cash provided by operating activities:
     Note discount amortization                                         260,272                   283,301
     Depreciation and amortization                                    3,745,876                 3,595,712
     Loss on disposal of assets                                          28,122                    18,314

     Rental expense in excess of
      (less than) payments                                              481,000                (   78,482)

     Changes in certain assets and liabilities:
       Accounts receivable                                           (  277,821)               (1,930,731)
       Inventories                                                       32,404                (  270,646)
       Other note payable                                            (  801,000)                   ---
       Accounts payable                                                 181,988                 1,219,530
       Accrued expenses                                              (1,052,501)                3,629,510
       Prepaid expenses and deposits                                  2,464,933                (1,587,756)
       Other changes, net                                            (  160,418)               (   80,738)

                 NET CASH PROVIDED BY
                  OPERATING ACTIVITIES                                4,495,695                   626,649

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                               (3,689,520)               (3,764,239)
  Proceeds from sale of assets                                           23,882                    15,103
  Change in restricted funds                                             ---                   (   14,893)

                 NET CASH USED BY
                  INVESTING ACTIVITIES                               (3,665,638)               (3,764,029)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock                                               ---                      274,125
  Increase in borrowings under
   line of credit                                                     2,000,000                    ---
  Issuance of notes and long-term debt                                1,493,054                 2,973,395
  Reductions of notes and long-term debt                             (4,526,073)               (2,675,173)

                 NET CASH PROVIDED (USED) BY
                  FINANCING ACTIVITIES                               (1,033,019)                  572,347

Net decrease in cash                                                 (  202,962)               (2,565,033)
Cash, beginning of period                                               651,020                 2,745,157

CASH, END OF PERIOD                                                 $   448,058               $   180,124

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


     4.       Lease Activity:

              The Company entered into a revised aircraft lease agreement with Shorts, effective October 1, 1994, for the Company's nine Shorts 360 aircraft. This revised agreement provided for reductions in lease payments aggregating approximately $94,000 per month for the remainder of the lease term. In addition, the Company entered into a revised aircraft agreement with Jet Acceptance Corporation ("JACO"), effective September 1, 1994, for the Company's twelve Jetstream 31 aircraft.
              This revised agreement provided for reductions in lease payments aggregating approximately $98,000 per
              month through  December  31,  1995.    The  Company  has
              accounted for the modifications to the JACO lease
              agreements  as  they  have  occurred.    As  a  result, at
              March 31, 1995, the Company has recorded a deferred credit of approximately $481,000 representing the excess of rent expense recorded on a straight line basis (reflecting lease payment reductions only through December 31, 1995) over actual payments made from September 1, 1994 through March 31, 1995. This amount, along with additional amounts accumulated through December 31, 1995 will reduce lease expense over the remaining term of the leases. The Company also signed new lease agreements for its four Dash 8 aircraft in the second quarter of 1995, resulting in an annual reduction of approximately $516,000 in aircraft rental payments.

                              CCAIR, Inc.
                  FISCAL QUARTER ENDED MARCH 31, 1995


ITEM 2.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

     General

              In the nine-month period ended March 31, 1995, the Company had a net loss of $407,160, or $.06 per share, versus a net loss of $4,171,365, or $.59 per share, in the same period in 1994. The cost reduction plan initiated by the Company reduced operating costs by 8.9%, which was the principal factor in the improvement from the prior year results.

              The expense reductions were primarily responsible for the improved operating results, as the net loss decreased from $1,850,922 or $.26 per share for the three months ended March 31, 1994 to $274,592 or $.04 a share for the three months ended March 31, 1995.


     Results of Operations

              The following table sets forth selected operating comparisons for the three- and nine-month period ended March 31, 1995 and 1994: Airline Operating Statistics



                                                 For the Three Months                  For the Nine Months
                                                    Ended March 31,                      Ended March 31,
                                                                        %                                      %
                                              1995          1994      Change      1995           1994        Change

     Operating revenue                    $14,960,008   $14,385,480     4.0   $ 45,964,629   $ 46,078,284    (  .2)
     Operating expense                    $14,986,966   $16,028,555   ( 6.5)  $ 45,708,296   $ 49,642,515    ( 7.9)
     Revenue passengers carried               179,661       186,247   ( 3.5)       636,699        637,587    (  .1)
     Revenue passenger miles (1)           31,069,147    31,730,766   ( 2.1)   106,210,644    108,716,562    ( 2.3)
     Available seat miles (2)              75,586,254    65,858,299    14.8    226,011,956    215,170,764      5.0
     Passenger load factor (3)                41.1%         48.2%     (14.7)      47.0%          50.5%       ( 6.9)
     Passenger breakeven load factor          41.9%         53.9%     (22.3)      47.5%          54.0%       (12.0)
     Yield per revenue passenger
      mile (4)                                45.8(cent)    44.2(cent)  3.6       41.6(cent)     42.1(cent)  ( 1.2)
     Operating cost per available
      seat mile                               19.8(cent)    24.3(cent) (18.5)      20.2(cent)     23.1(cent) (12.6)
     Average passenger trip (miles)           172.9         170.4       1.5       166.8          170.5       ( 2.2)
     Average daily aircraft utilization
      per plane (block hours)                   8.5           7.2      18.1         8.1            7.3        11.0
     Average passenger fare                  $79.25        $74.33       6.6      $69.46         $70.11       (  .9)
     Completion factor                        93.4%         92.6%        .9       94.8%          95.2%       (  .4)


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



                 For the Three Months Ended March 31, 1995 Compared to Three Months Ended March 31, 1994

              The Company recorded a net loss of $274,592 for the three-month period ended March 31, 1995. This represents a significant improvement over the net loss of $1,850,922 recorded in the comparable quarter of fiscal 1994.

     ITEM 2.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                        CONDITION AND RESULTS OF OPERATIONS, continued

     Results of Operations, continued

              Operating revenue increased by 4.0% over the prior year, principally due to industrywide fare increases implemented in the third quarter of fiscal 1995. These increases resulted in a 3.6% improvement in the yield, which was 45.8(cent) in the third quarter of 1995 versus 44.2(cent) in the corresponding quarter in 1994. The third quarter revenue per passenger mile exhibited a significant 14.8% increase over the yield experienced in the second quarter of this year. Average aircraft utilization increased 18.1% from an average of 7.2 block hours per day in 1994 to 8.5 hours per day in the current quarter. The Company also recorded over $200,000 in charter revenue in the third quarter of 1995, principally from college basketball teams. The Company experienced a 14.7% decline in load factor with an increase of 14.8% in available seat miles as compared to the prior year.
     The Company also focused on its core nondiscretionary travel market and a segment of the public avoided commuter airline travel in the wake of commuter accidents in late 1994.

              The operating expense reductions in the three-month period ended March 31, 1995 were the result of cost reduction efforts undertaken in the first and second quarters of this year. Aircraft lease expense was significantly reduced as fully described in Note 4 above. In addition, the Company implemented a salary reduction plan with its pilots in October 1994 which will be phased back in over eighteen months. Ground operations decreased 12.4% compared with the corresponding period in 1994 due to lower per-passenger service fees incurred by the Company per agreements with USAir and a decrease in the number of passengers handled. As a result of these cost saving measures, operating expenses decreased $1,041,589 from the prior year (6.5%).

                  For the Nine Months Ended March 31, 1995 Compared to Nine Months Ended March 31, 1994

              The Company recorded a net loss of $407,160 or $.06 per share in the nine months ended March 31, 1995, as compared to a net loss of $4,171,365, or $.59 per share for the nine months ended March 31, 1994. The improved results were due to significant reductions in operating expenses.

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

              The  largest  operating  expense  reductions were achieved in flight operations due to aircraft lease reductions  and
     decreases  in  pilot  pay  expense.    Significant  reductions
     were also obtained in ground operations resulting from lower per-passenger service fees incurred by the Company per agreements with USAir and the closing of stations in prior year periods.
     These reductions have resulted in the operating cost per available seat mile falling from 23.1(cent) for the prior year to 20.2(cent) in the current year.


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








     October 25, 1995                       CCAIR, Inc.




                                            By:        /s/ Kenneth W. Gann

                                            Kenneth W. Gann, President and
                                            Chief Executive Officer
     October 25, 1995                       (Principal Executive Officer)




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

___________________

     (1) Incorporated by reference to Registration Statement on Form S-1, File No. 33-28967.