Form 10-Q
period 1995-09-30
CCAIR INC
filed 1995-11-14
CIK 850922

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-Q


         (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                           For the quarterly period ended September 30, 1995

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

                              Yes X         No



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Class                                  Outstanding at November 9, 1995
        -----                                  -------------------------------
   Common Stock, $0.01 par value                     7,415,695

                                   CCAIR, Inc.
                         FORM 10-Q QUARTERLY REPORT FOR
                     FISCAL QUARTER ENDED SEPTEMBER 30, 1995


                                TABLE OF CONTENTS


                                                                                        PAGE NO.

PART I - FINANCIAL INFORMATION:

         ITEM 1.           Financial Statements:                                             3

                           Condensed Balance Sheets as of
                           September 30, 1995 and June 30, 1995.                             3

                           Condensed Statements of Income
                           for the Three Months ended
                           September 30, 1995 and 1994.                                      4

                           Condensed Statements of Cash Flows
                           for Three Months ended September 30,
                           1995 and 1994.                                                    5

                           Notes to Condensed Financial Statements.                          6

         ITEM 2.           Management's Discussion and Analysis
                           of Financial Condition and Results
                           of Operations.                                                    7

PART II - OTHER INFORMATION:

         ITEM 1.           Legal Proceedings.                                                9

         ITEM 2.           Changes in Securities.                                            9

         ITEM 3.           Defaults Upon Senior Securities.                                  9

         ITEM 4.           Submission of Matters to a Vote
                           of Security Holders.                                             10

         ITEM 5.           Other Information.                                               10

         ITEM 6.           Exhibits and Reports on Form 8-K.                                10

SIGNATURES                                                                                  10

EXHIBIT INDEX                                                                               E-1

                                   CCAIR, Inc.
                         PART I - FINANCIAL INFORMATION

ITEM 1.           Financial Statements

                            CONDENSED BALANCE SHEETS
                                   (Unaudited)
                                   -----------


                                                                      September 30,                June 30,
                                                                          1995                       1995
                                                                      -----------                  --------

ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                            $   706,100               $    56,995
  Receivables, net                                                       5,057,081                 5,517,072
  Related party receivable                                                 ----                    1,000,000
  Inventories, less allowance for
   obsolescence of $466,000                                              1,864,026                 1,784,885
  Prepaid expenses and deposits                                          1,592,360                 1,354,130
                                                                       -----------               -----------

         Total current assets                                            9,219,567                 9,713,082
                                                                       -----------               -----------

PROPERTY AND EQUIPMENT:
  Flight equipment and aircraft                                         19,995,573                20,380,436
  Ground and other equipment and
   leasehold improvements                                                4,467,949                 4,383,803
                                                                       -----------               -----------
                                                                        24,463,522                24,764,239
  Less accumulated depreciation
   and amortization                                                    (12,527,173)              (12,358,632)
                                                                       -----------               -----------
                                                                        11,936,349                12,405,607
                                                                       -----------               -----------
OTHER ASSETS                                                                34,542                    34,542
                                                                       -----------               -----------

         Total assets                                                  $21,190,458               $22,153,231
                                                                       ===========               ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Notes payable and current
   maturities of long-term debt                                        $   927,661               $ 1,575,047
  Current obligations under capital leases                                 355,962                   350,377
  Accounts payable                                                       2,890,522                 4,058,097
  Accrued expenses                                                       4,419,812                 4,288,320
                                                                       -----------               -----------

         Total current liabilities                                       8,593,957                10,271,841

Long-Term Debt, less current maturities                                  2,123,096                 1,863,371
Capital lease obligations, less
 current obligations                                                     2,921,122                 3,012,217
Deferred credits, net                                                    1,974,467                 1,810,486
Noncurrent rent obligations                                                148,604                   162,611
                                                                       -----------               -----------

         Total liabilities                                              15,761,246                17,120,526
                                                                       -----------               -----------

Commitments and contingencies

SHAREHOLDERS' EQUITY:
  Common stock, $.01 par value, 10,000,000 shares
   authorized, 7,415,695 and 7,400,695 issued and
   outstanding at September 30, 1995 and June 30, 1995                      74,156                    74,007
  Additional paid-in-capital                                            17,037,812                17,020,148
  Accumulated deficit                                                  (11,682,756)              (12,061,450)
                                                                       -----------               -----------

         Total shareholders' equity                                      5,429,212                 5,032,705
                                                                       -----------               -----------

         Total liabilities and
          shareholders' equity                                         $21,190,458               $22,153,231
                                                                       ===========               ===========


                                   See notes to condensed financial statements.

                                                    CCAIR, Inc.
                                          CONDENSED STATEMENTS OF INCOME
                                                    (Unaudited)
                                                    -----------





                                                                    3 Months ended September 30,
                                                                     1995                  1994
                                                                 ------------             -------


                  OPERATING REVENUES:
                     Passenger                                   $15,736,956            $15,390,572
                     Public service                                  187,070                155,902
                     Other                                           306,181                362,296
                                                                 -----------            -----------

                           Total                                  16,230,207             15,908,770
                                                                 -----------            -----------

                  OPERATING EXPENSES:
                     Flight operations                             5,854,485              6,221,336
                     Fuel and oil                                  1,388,708              1,366,733
                     Maintenance                                   3,042,704              2,755,420
                     Ground operations                             1,773,688              1,929,672
                     Advertising, promotions
                      and commissions                              2,213,406              2,334,429
                     General and administration                      986,202              1,224,324
                     Depreciation and amortization                   431,758                430,055
                                                                 -----------            -----------

                           Total                                  15,690,951             16,261,969
                                                                 -----------            -----------

                  OPERATING INCOME (LOSS)                            539,256             (  353,199)
                  Interest expense                                (  170,860)            (  205,399)
                  Other income (expense), net                         10,298             (   11,278)
                                                                 -----------            -----------

                  Net income (loss)                              $   378,694            $(  569,876)
                                                                 ===========            ===========

                  EARNINGS (LOSS) PER COMMON SHARE               $     .05              $(    .08  )
                                                                 ===========            ===========

                  WEIGHTED AVERAGE COMMON
                   SHARES OUTSTANDING                              7,807,892              7,381,195
                                                                 ===========            ===========




                                   See notes to condensed financial statements.

                                                    CCAIR, Inc.
                                        CONDENSED STATEMENTS OF CASH FLOWS
                                                    (Unaudited)
                                                    -----------




                                                                          Three Months Ended September 30,
                                                                           1995                      1994
                                                                       ------------                --------


CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                    $   378,694               $(  569,876)
  Adjustments to reconcile net loss to
   net cash provided by operating activities:
     Note discount amortization                                             73,533                    88,938
     Depreciation and amortization                                       1,507,450                 1,181,584
     Lease expense in excess of payments                                   209,036                    67,607
     (Gain) loss on disposal of assets                                  (   10,500)                   14,279
     Changes in certain assets and liabilities:
       Accounts receivable                                                 459,991                   435,985
       Inventories                                                      (   79,141)               (   10,707)
       Other note payable                                                   ----                  (  801,000)
       Accounts payable                                                 (1,167,575)                  556,380
       Accrued expenses                                                    131,492                   261,736
       Prepaid expenses and deposits                                    (  238,230)                  764,809
       Noncurrent rent obligations                                      (    8,145)               (    8,145)
       Other changes, net                                               (   47,190)               (   44,972)
                                                                       -----------               -----------

                  NET CASH PROVIDED BY
                   OPERATING ACTIVITIES                                  1,209,415                 1,936,618
                                                                       -----------               -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                  (1,038,192)               (1,053,782)
  Proceeds from sale of assets                                              10,500                    21,925
                                                                       -----------               -----------

                  NET CASH USED BY
                   INVESTING ACTIVITIES                                 (1,027,692)               (1,031,857)
                                                                       -----------               -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from sale-leaseback transaction                               1,000,000                   ----
  Issuance of common stock                                                  17,813                   ----
  Issuance of notes and long-term debt                                      90,000                   317,954
  Reductions of notes and long-term debt                                (  640,431)               (1,810,912)
                                                                       -----------               -----------

                  NET CASH PROVIDED (USED) BY
                   FINANCING ACTIVITIES                                    467,382               (1,492,958)
                                                                       -----------               -----------

Net increase (decrease) in cash                                            649,105                (  588,197)
Cash, beginning of period                                                   56,995                   651,020
                                                                       -----------               -----------

CASH, END OF PERIOD                                                    $   706,100               $    62,823
                                                                       ===========               ===========




                                   See notes to condensed financial statements.

                                   CCAIR, Inc.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   -----------


1.       Basis of Presentation:

         The condensed financial statements included herein have been prepared by CCAIR, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. These condensed financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim period. These adjustments consist solely of normal recurring adjustments. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's annual report for fiscal year ended June 30, 1995.


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

                                   CCAIR, Inc.
                     FISCAL QUARTER ENDED SEPTEMBER 30, 1995


ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                        CONDITION AND RESULTS OF OPERATIONS

General

         In the three-month period ended September 30, 1995, the Company had net income of $378,694, or $.05 per share, versus a net loss of $569,876, or $.08 per share, in the comparable period in fiscal 1995. The principal factors in the improvement from the prior year were the 13.5% increase in yield per revenue passenger mile and the 3.5% reduction in operating expenses in conjunction with a 7.4% increase in capacity.


Results of Operations

         The following table sets forth selected operating comparisons for the three-month period ended September 30, 1995 and 1994:


                                                                 Airline Operating Statistics

                                                                  For the Three Months
                                                                   Ended September 30,
                                                                                                 %
                                                         1995               1994               Change
                                                     -----------        -----------            ------

Operating revenue                                    $16,230,207        $15,908,770              2.0
Operating expense                                    $15,690,951        $16,261,969            ( 3.5)
Revenue passengers carried                               195,895            238,087            (17.7)
Revenue passenger miles (1)                           34,722,302         38,547,787            ( 9.9)
Available seat miles (2)                              80,044,434         74,498,096              7.4
Passenger load factor (3)                                43.4%              51.7%              (16.1)
Passenger breakeven load factor                          42.4%              54.7%              (22.5)
Yield per revenue passenger
 mile (4)                                                45.3(cent)         39.9(cent)          13.5
Operating cost per available
 seat mile                                               19.6(cent)         21.8(cent)         (10.1)
Average passenger trip (miles)                           177.2              161.9                9.5
Average daily aircraft utilization
 per plane (block hours)                                   8.1                7.7                5.2
Average passenger fare                                  $80.33             $64.64               24.3
Completion factor                                        96.1%              96.0%                 .1

(1)      One revenue passenger transported one mile.
(2) The product of the number of aircraft miles and the number of available seats on each stage, representing the total passenger capacity offered.
(3) The ratio of revenue passenger miles to available seat miles, representing the percentage of seats occupied by revenue passengers.
(4)      The operating revenue per revenue passenger mile.

For the Three Months Ended September 30, 1995 Compared to Three Months Ended September 30, 1994

         Operating revenues increased by 2.0% over the prior year, as higher yields more than offset decreased traffic. The 13.5% improvement in yield, from 39.9(cent) in the first quarter of fiscal 1995 to 45.3(cent) in the same period in fiscal 1996, was the result of industrywide fare increases implemented in the third quarter of fiscal 1995 and the elimination of the low-fare division of Continental, Continental Lite, in the same period. Continental Lite was a direct competitor of the Company's marketing partner, USAir, and the Company, and USAir reduced fares, including the joint fares shared with the Company, to avoid losing market share and to stimulate traffic in the winter of 1993. The Continental Lite pricing and service strategy was eliminated by Continental Airlines in the third quarter of fiscal 1995, which allowed USAir to alter its pricing strategy and thus resulted in increasing yields for the Company based upon higher joint fares.

ITEM 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS, continued

Results of Operations, continued

         The number of available seat miles (ASMs) increased 7.4% in the first quarter of fiscal 1996 over the comparable period in fiscal 1995, primarily as a result of changes in the Company's service schedule. In conjunction with USAir's strategy of eliminating jet service to short-haul markets and turning this flying over to USAir Express commuter operators, the Company initiated all turboprop service to Augusta, Georgia in February, 1995 and Jacksonville, North Carolina and Lynchburg, Virginia in May, 1995. Also during 1995, the Company ceased service to several cities it had previously served on a shared basis with USAir from Charlotte, North Carolina. The net effect of these schedule changes was an increase in ASMs.

         The number of revenue passengers carried decreased by 17.7% and revenue passenger miles (RPMs) decreased by 9.9% in the three-month period ended September 30, 1995 as compared to the prior year. The primary reason for the reduced passengers and RPMs is the elimination of the low-fare, traffic stimulation environment which existed in the Company's service area until the cessation of Continental Lite as previously addressed.

         Operating costs per available seat mile declined 10.1% from 21.8(cent) in the quarter ended September 30, 1994 to 19.6(cent) in the quarter ended September 30, 1995. The following table compares components of operating cost per ASM for the three-month periods ended September 30, 1995 and 1994:




                                                       Cost per ASM - Quarter
                                                         Ended September 30
                                                             (in cents)

                                                      1995                1994

 Flight Operations                                     7.3                 8.4
 Fuel and Oil                                          1.7                 1.8
 Maintenance                                           3.8                 3.7
 Ground Operations                                     2.3                 2.6
 Advertising, Promotions, Commissions                  2.8                 3.1
 General and Administration                            1.2                 1.6
 Depreciation and Amortization                         0.5                 0.6
                                                       ---                 ---

                                                      19.6                21.8



         Flight operations expense per ASM decreased 1.1(cent) in the current quarter as compared to the prior year, primarily due to aircraft lease restructuring. The Company reached agreement with Shorts Brothers (USA), Inc. ("Shorts") aircraft in the second quarter of fiscal 1995 for reductions in lease payments aggregating approximately $94,000 per month for the remainder of the lease term for the Company's nine Shorts 360 aircraft. The Company also entered into new lease agreements for its four Dash 8 aircraft in the second quarter of fiscal 1995 which reduced lease payments approximately $43,000 per month for the remainder of the lease term. Fuel and maintenance expense were relatively flat on a unit basis. Ground operations expense decreased 3(cent) per ASM in the quarter ended September 30, 1995 versus the same quarter in the prior year, primarily as a result of decreased per-passenger handling charges. Marketing and commissions expense declined 3(cent) per ASM, principally as a result of decreased travel agents commission rates and decreased booking fees paid to other airlines due to decrease in the number of passengers. General and administration expenses declined .4(cent) on a unit basis due to decreased passenger liability insurance expense as a result of fewer passengers and a decrease in legal fees.

Liquidity and Capital Resources

         The Company increased cash and cash equivalents by $649,000 during the first three months of fiscal 1996. Cash generated from operating activities was $1,209,000. In addition, the Company used $1,000,000 received from related parties in a sale leaseback transaction (see Note 7 to the financial statements included in the Company's 1995 Annual Report on Form 10-K), cash flows generated from depreciation and amortization of $1,507,000 and trade receivable decreases of $507,000 to reduce accounts payable due to trade creditors by $1,168,000, fund capital expenditures of $1,038,000 and make scheduled debt payments of $640,000.

ITEM 2.               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS, continued


Liquidity and Capital Resources, continued

         In September, 1995, as discussed in Note 5 to the financial statements included in the Company's 1995 Annual Report on Form 10-K, the Company and Jet Acceptance Corporation ("JACO") agreed to extend the lease reductions for the Company's twelve Jetstream 31 aircraft for the remainder of the lease term. These lease reductions had originally been negotiated in September, 1994, and had provided for lease reductions aggregating approximately $98,000 per month through December 31, 1995. Additionally, the Company has agreed to lease replacement Jetstream 31 aircraft, at further reduced rates through December, 2001, upon the expiration of seven of the current leases with JACO during calendar years 1995, 1998 and 1999. The Company has also committed to lease four additional Jetstream 31 aircraft during the first half of calendar year 1996, of which one aircraft was leased by the Company in June, 1995. The lease terms for the additional aircraft will expire in December, 2001. The Company has accounted for the modifications to the JACO lease agreements as they have occurred. As a result, at September 30, 1995, the Company has recorded a deferred credit of approximately $907,000 representing the excess of rent expense recorded on a straight line basis (reflecting lease payment reductions only through December 31, 1995) over actual payments made from September 1, 1994 through September 30, 1995. As a result, the excess lease expense previously recorded will reduce lease expense over the remaining term of the leases.

         In the first quarter of fiscal 1996, the Company and JACO restructured the entire remaining amount due to JACO under the Bankruptcy Plan. Under this agreement, the Company will issue a promissory note to JACO in the principal amount of $676,000. Installment payments of $17,727 will begin in January, 1996. Additionally, the remaining balance due under the Bankruptcy Plan will be satisfied with any proceeds resulting from the issuance of 325,000 shares of the Company's common stock to JACO (see Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Annual Report on Form 10-K for further information).

         In September, 1995, the Company reached an agreement with Shorts to restructure the payment of certain outstanding obligations. Under this agreement, the Company issued a promissory note to Shorts in the principal amount of $892,067, payable in forty-eight installments of $22,625, beginning October 1, 1995. The Company and Shorts have also agreed to satisfy an outstanding lease payment of $306,000 with any proceeds resulting from the sale of 125,000 shares of the Company's common stock. (See Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Annual Report on Form 10-K for further information).

         The capital expenditures of $1,038,000 during the three-month period ended September 30, 1995, resulted primarily from expenditures on major overhaul of engines and on major spare parts and assemblies. Current Federal Aviation Administration directives require that the Company complete the process of equipping its aircraft with traffic alert and collision avoidance systems by December 31, 1995. The remaining estimated cost for the modifications on the Company's current fleet is approximately $375,000.

                            PART II - OTHER INFORMATION


ITEM 1.           Legal Proceedings

                  ALA, Inc. and Larry H. Schatz v. CCAIR, Inc. On October 31, 1995, the Clerk for the Third Circuit Court of Appeals dismissed the appeal by ALA, Inc. and Larry H. Schatz on their motion. The decision by Judge Wolin on May 1, 1995 dismissing the action has thus become final. The Company has not pursued further action in the declaratory judgment action pending in the Federal District Court for the Western District of North Carolina

ITEM 2.           Changes in Securities

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


----------------------


(1) Incorporated by reference to Registration Statement on Form S-1, File No. 33-28967.



                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                CCAIR, Inc.




November 13, 1995               By:         /s/ Kenneth W. Gann
                                         ----------------------

                                         Kenneth W. Gann, President and
                                         Chief Executive Officer
                                         (Principal Executive Officer)




November 13, 1995               By:         /s/ Eric W. Montgomery
                                         -------------------------

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





---------------------

(1) Incorporated by reference to Registration Statement on Form S-1, File No. 33-28967.