Form 10-Q
period 1995-12-31
CCAIR INC
filed 1996-02-14
CIK 850922

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-Q


    (X)               QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1995

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

                                            Yes   X            No



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                            Outstanding at February 9, 1996
               -----                            -------------------------------
        Common stock, $0.01 par value                           7,740,695

                                                    CCAIR, Inc.
                                          FORM 10-Q QUARTERLY REPORT FOR
                                      FISCAL QUARTER ENDED DECEMBER 31, 1995


                                                 TABLE OF CONTENTS


                                                                       PAGE NO.

PART I - FINANCIAL INFORMATION:

         ITEM 1.           Financial Statements:                            3

                           Condensed Balance Sheets as of
                           December 31, 1995 and June 30, 1995.             3

                           Condensed Statements of Income for
                           the Three and Six Months ended
                           December 31, 1995 and 1994.                      4

                           Condensed Statements of Cash Flows
                           for Six Months ended December 31,
                           1995 and 1994.                                   5

                           Notes to Condensed Financial Statements.         6

         ITEM 2.           Management's Discussion and Analysis
                           of Financial Condition and Results
                           of Operations.                                   7

PART II - OTHER INFORMATION:

         ITEM 1.           Legal Proceedings.                              10

         ITEM 2.           Changes in Securities.                          10

         ITEM 3.           Defaults Upon Senior Securities.                10

         ITEM 4.           Submission of Matters to a Vote
                           of Security Holders.                            10

         ITEM 5.           Other Information.                              11

         ITEM 6.           Exhibits and Reports on Form 8-K.               11

SIGNATURES                                                                 11

EXHIBIT INDEX                                                              E-1

                                                    CCAIR, Inc.
                                          PART I - FINANCIAL INFORMATION

ITEM 1.           Financial Statements
                                             CONDENSED BALANCE SHEETS
                                                    (Unaudited)
                                                    -----------


                                                                       December 31,                June 30,
                                                                          1995                       1995
                                                                      ----------                 --------

ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                            $   141,553               $    56,995
  Receivables, net                                                       4,677,457                 5,517,072
  Related party receivable                                                                         1,000,000
  Inventories, less allowance for
   obsolescence of $466,000                                              1,949,634                 1,784,885
  Prepaid expenses and deposits                                          1,836,854                 1,354,130
                                                                       -----------               -----------

         Total current assets                                            8,605,498                 9,713,082
                                                                       -----------               -----------

PROPERTY AND EQUIPMENT:
  Flight equipment and aircraft                                         20,828,536                20,380,436
  Ground and other equipment and
   leasehold improvements                                                4,589,219                 4,383,803
                                                                       -----------               -----------
                                                                        25,417,755                24,764,239
  Less accumulated depreciation
   and amortization                                                    (13,121,117)              (12,358,632)
                                                                       -----------               -----------
                                                                        12,296,638                12,405,607
                                                                       -----------               -----------
OTHER ASSETS                                                                34,542                    34,542
                                                                       -----------               -----------

         Total assets                                                  $20,936,678               $22,153,231
                                                                       ===========               ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Notes payable and current
   maturities of long-term debt                                        $   685,837               $ 1,575,047
  Current obligations under capital leases                                 361,636                   350,377
  Accounts payable                                                       3,062,950                 4,058,097
  Accrued expenses                                                       4,317,820                 4,288,320
                                                                       -----------               -----------

         Total current liabilities                                       8,428,243                10,271,841

LONG-TERM DEBT, less current maturities                                  1,520,056                 1,863,371
Capital lease obligations, less
 current obligations                                                     2,828,556                 3,012,217
Deferred credits, net                                                    1,849,275                 1,810,486
Noncurrent rent obligations                                                151,981                   162,611
                                                                       -----------               -----------

         Total liabilities                                              14,778,111                17,120,526
                                                                       -----------               -----------

Commitments and contingencies

SHAREHOLDERS' EQUITY:
  Common stock,  $.01 par value,  10,000,000  shares  authorized,  7,740,695 and
   7,400,695 issued and outstanding at December 31
   and June 30, 1995                                                        77,407                    74,007
  Additional paid-in-capital                                            17,725,184                17,020,148
  Accumulated deficit                                                  (11,644,024)              (12,061,450)
                                                                       -----------               -----------

         Total shareholders' equity                                      6,158,567                 5,032,705
                                                                       -----------               -----------

         Total liabilities and
          shareholders' equity                                         $20,936,678               $22,153,231
                                                                       ===========               ===========


                  See notes to condensed financial statements.

                                                    CCAIR, Inc.
                                          CONDENSED STATEMENTS OF INCOME
                                                    (Unaudited)
                                                    -----------





                                                3 Months ended December 31,             6 Months ended December 31,
                                                ----------------------------            ---------------------------
                                                    1995            1994                    1995              1994
                                                ------------     -----------            ------------      --------


OPERATING REVENUES:
   Passenger                                    $15,714,159      $14,595,693            $31,451,115       $29,986,265
   Public service                                    64,511          156,583                251,581           312,485
   Other                                            266,546          343,575                572,727           705,871
                                                -----------      -----------            -----------       -----------

         Total                                   16,045,216       15,095,851             32,275,423        31,004,621
                                                -----------      -----------            -----------       -----------

OPERATING EXPENSES:
   Flight operations                              5,729,651        4,670,867             11,584,136        10,892,204
   Fuel and oil                                   1,573,143        1,364,504              2,961,851         2,731,237
   Maintenance                                    3,139,808        2,797,195              6,182,512         5,552,615
   Ground operations                              1,740,166        1,891,686              3,513,854         3,821,358
   Advertising, promotions
    and commissions                               2,117,236        2,127,031              4,330,642         4,461,460
   General and administration                     1,051,932        1,183,437              2,038,134         2,407,761
   Depreciation and amortization                    465,581          424,641                897,339           854,695
                                                -----------      -----------            -----------       -----------

         Total                                   15,817,517       14,459,361             31,508,468        30,721,330
                                                -----------      -----------            -----------       -----------

OPERATING INCOME                                    227,699          636,490                766,955           283,291
Interest expense                                (   188,807)      (  202,797)            (  359,667)       (  408,195)
Other income (expense), net                            (160)           3,615                 10,138        (    7,664)
                                                -----------      -----------            -----------       -----------

         Net income (loss)                      $    38,732      $   437,308            $   417,426       $(  132,568)
                                                ===========      ===========            ===========       ===========

EARNINGS (LOSS) PER COMMON SHARE                $     .01        $     .06              $     .05         $(    .02  )
                                                ===========      ===========            ===========       ===========

WEIGHTED AVERAGE COMMON
 SHARES OUTSTANDING                               7,760,929        7,535,163              7,813,253         7,381,195
                                                ===========      ===========            ===========       ===========
























                  See notes to condensed financial statements.

                                                    CCAIR, Inc.
                                        CONDENSED STATEMENTS OF CASH FLOWS
                                                    (Unaudited)
                                                    -----------



                                                                           Six Months Ended December 31,
                                                                           1995                      1994
                                                                       ------------              --------


CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                    $   417,426               $(  132,568)
  Adjustments to reconcile net income (loss) to
   net cash provided by operating activities:
     Note discount amortization                                            137,599                   168,705
     Depreciation and amortization                                       2,997,999                 2,438,736
     Loss (gain) on disposal of assets                                  (   10,500)                   22,896
     Rental expense in excess
      of payments                                                          146,189                   254,139
     Changes in certain assets and liabilities:
       Accounts receivable                                                 839,615                   970,184
       Inventories                                                      (  164,749)                   64,477
       Other note payable                                                   ---                   (  801,000)
       Accounts payable                                                 (  995,147)               (  306,322)
       Accrued expenses                                                     29,500                (  481,497)
       Prepaid expenses and deposits                                    (  482,724)                2,095,303
       Other changes, net                                               (  114,303)               (   86,578)
                                                                       -----------               -----------

                  NET CASH PROVIDED BY
                   OPERATING ACTIVITIES                                  2,800,905                 4,206,475
                                                                       -----------               -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                  (2,889,030)               (2,195,110)
  Proceeds from sale of assets                                              10,500                    21,925
                                                                       -----------               -----------

                  NET CASH USED BY
                   INVESTING ACTIVITIES                                 (2,878,530)               (2,173,185)
                                                                       -----------               -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from sale-leaseback transaction                               1,000,000                    ---
  Issuance of common stock                                                  17,813                    ---
  Issuance of notes and long-term debt                                      ---                    1,393,054
  Reductions of notes and long-term debt                                (  855,630)               (4,075,331)
                                                                       -----------               -----------

                  NET CASH PROVIDED (USED) BY
                   FINANCING ACTIVITIES                                    162,183                (2,682,277)
                                                                       -----------               -----------

Net increase (decrease) in cash                                             84,558                (  648,987)
Cash, beginning of period                                                   56,995                   651,020
                                                                       -----------               -----------

CASH, END OF PERIOD                                                    $   141,553               $     2,033
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

                                   CCAIR, Inc.
                     FISCAL QUARTER ENDED DECEMBER 31, 1995


ITEM 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                            CONDITION AND RESULTS OF OPERATIONS

General

         In the six-month period ended December 31, 1995, the Company recorded net income of $417,426, or $.05 per share, versus a net loss of $132,568, or $.02 per share in the comparable period of fiscal 1995. Significant yield improvement and reduced unit costs were the primary factors in the improved results. In addition, fiscal 1995 results reflect the benefit of a one-time reversal of $585,000 in accrued aircraft lease expenses.

         Net income for the three months ended December 31, 1995 was $38,732 or $.01 per share versus $437,308 for the three months ended December 31, 1994. Fiscal 1995 results reflect the one-time expense reversal described above.

Results of Operations

         The following table sets forth selected operating comparisons for the three- and six-month periods ended December 31, 1995 and 1994:



                                                                 Airline Operating Statistics

                                              For the Three Months                      For the Six Months
                                               Ended December 31,                       Ended December 31,
                                                                     %                                        %
                                           1995          1994      Change           1995          1994      Change
                                       -----------   -----------   ------       -----------   -----------   ------

Operating revenue                      $16,045,216   $15,095,851     6.3        $32,275,423   $31,004,621     4.1
Operating expense                      $15,817,517   $14,459,361     9.4        $31,508,468   $30,721,330     2.6
Revenue passengers carried                 193,340       218,951   (11.7)           389,235       457,038   (14.8)
Revenue passenger miles (1)             36,023,270    36,593,710   ( 1.6)        70,745,572    75,141,497   ( 5.9)
Available seat miles (2)                78,380,666    75,927,606     3.2        158,425,100   150,425,702     5.3
Passenger load factor (3)                  46.0%         48.2%     ( 4.6)           44.7%         50.0%     (10.6)
Passenger breakeven load factor            45.9%         46.7%     ( 1.7)           44.0%         50.2%     (12.4)
Yield per revenue passenger
 mile (4)                                  43.6(cent)    39.9(cent)  9.3            44.5(cent)    39.9(cent) 11.5
Operating cost per available
 seat mile                                 20.2(cent)    19.0(cent)  6.3            19.9(cent)    20.4(cent)( 2.5)
Average passenger trip (miles)             186.3         167.1      11.5            181.7         164.4      10.5
Average daily aircraft utilization
 per plane (block hours)                     8.3           8.1       2.5              8.2           8.0       2.5
Average passenger fare                    $81.28        $66.66      21.9           $80.80        $65.61      23.2
Average monthly completion factor          95.9%         95.0%        .9            96.0%         95.5%        .5

(1)      One revenue passenger transported one mile.
(2) The product of the number of aircraft miles and the number of available seats on each stage, representing the total passenger capacity offered.
(3) The ratio of revenue passenger miles to available seat miles, representing the percentage of seats occupied by revenue passengers.
(4)      The operating revenue per revenue passenger mile.


           For the Three Months Ended December 31, 1995 Compared to Three Months Ended December 31, 1994

         For the quarter ended December 31, 1995, the Company experienced continued improvement in operating revenue as higher yields more than offset decreased traffic. Operating revenues increased 6.3% in the second quarter of fiscal 1996 as the 1.6% decrease in Revenue Passenger Miles ("RPMs") was more than offset by the 9.3% increase in yield. Operating revenues thus increased from $15,095,851 in the second quarter of fiscal 1995 to $16,045,216 in the second quarter of fiscal 1996. The yield improvement reflects the continuation of higher fares first implemented in the third quarter of fiscal 1995 as a result of lessened competitive pressures in the Company's market area.

ITEM 2.                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                          CONDITION AND RESULTS OF OPERATIONS, continued

Results of Operations, continued

         Available Seat Miles ("ASMs") increased 3.2% in the second quarter of fiscal 1996 over the comparable period in fiscal 1995. The ASM increase was a result of two factors: the addition of two 19-seat Jetstream 31 aircraft, one in June, 1995 and the other in November, 1995; and a 2.5% increase in daily aircraft utilization per aircraft. In conjunction with USAir's strategy of eliminating jet service to short haul markets and turning this flying over to USAir Express commuter operators, the Company initiated all turboprop service to Augusta, Georgia in February, 1995 and Jacksonville, North Carolina and Lynchburg, Virginia in May, 1995. Also during fiscal 1995, the Company ceased service to several cities it had previously served on a shared basis with USAir from Charlotte, North Carolina. The net effect of these schedule changes was an increase in ASMs and a lengthening of the average passenger trip, which increased from 167.1 miles in the second quarter of fiscal 1995 to 186.3 miles in the second quarter of fiscal 1996.

         The number of revenue passengers carried decreased by 11.7% and RPMs decreased by 1.7% in the three months ended December 31, 1995 as compared to the prior year. The primary reason for the reduced passengers and RPMs is the elimination of the low-fare, traffic stimulation environment which existed in the Company's service area until the elimination of the low-fare division of Continental, Continental Lite, in the third quarter of fiscal 1995. Continental Lite was a direct competitor of both USAir and the Company, and USAir reduced fares, including joint fares shared with the Company, to avoid losing market share and to stimulate traffic in the winter of 1993.

         Operating costs per ASM increased 6.3% from 19.0(cent) in the quarter ended December 31, 1994 to 20.2(cent) in the quarter ended December 31, 1995. The following table compares components of operating cost per ASM for the three months ended December 31, 1995 and 1994:

                                                             Cost per ASM -
                                                             Quarter Ended
                                                              December 31,
                                                                (in cents)
                                                         1995             1994
         Flight operations                               7.3               6.1
         Fuel and oil                                    2.0               1.8
         Maintenance                                     4.0               3.7
         Ground operations                               2.2               2.5
         Advertising, promotions, commissions            2.7               2.8
         General and administration                      1.4               1.5
         Depreciation and amortization                   0.6               0.6
                                                        -----             -----
                                                         20.2              19.0
                                                         ====              ====

         Flight operations expense per ASM increased 1.2(cent) in the current quarter as compared to the prior year, primarily due to the reversal of $585,000 of accrued aircraft rental payments previously due to a predecessor lessor in the second quarter of fiscal 1995. These accruals were reversed in conjunction with the signing of new lease agreements for the Company's four Dash 8 aircraft with CIT Leasing Corporation in December 1994. Also, pilots' salaries and related costs increased .4(cent) per ASM in the current quarter. As a result of a salary reduction plan implemented in October 1994, pilots' salaries were reduced 16% at implementation. After each subsequent four-month period, an additional 4% of the initial reduction would be reinstated until February, 1996. The scheduled reinstatement under the plan resulted in the increased pilots' salaries per ASM. Fuel costs increased .2(cent) per ASM in the second quarter of 1996 as compared to the second quarter of 1995, primarily due to the expiration of the 4.3(cent) per gallon fuel tax exemption on September 30, 1995. If the fuel tax exemption is not extended, the Company's fuel expense will increase approximately $350,000 on an annual basis at current consumption levels. The Company thus will be adversely affected to the extent such costs are not offset by higher fares. Maintenance costs increased .3(cent) per ASM in the current quarter, primarily as a result of the timing of scheduled maintenance inspections and overhauls of time controlled parts. Ground operations expense decreased .3(cent) in the quarter ended December 31, 1995 versus the same quarter in the prior year, primarily as a result of decreased passenger handling charges. Marketing and commissions expense declined .1(cent), principally as a result of decreased travel agents commission rates and decreased booking fees paid to other airlines due to decreased passenger counts. General and administration expenses declined .1(cent) on a unit basis due to decreased passenger liability insurance expense as a result of fewer passengers and a decrease in legal fees.

ITEM 2.               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                        CONDITION AND RESULTS OF OPERATIONS, continued

Results of Operations, continued


   For the Six Months Ended December 31, 1995 Compared to Six Months Ended December 31, 1994

         The Company reported net income of $417,426, or $.05 per share, for the six months ended December 31, 1995 as compared to a net loss of $132,568, or $.02 per share for the six months ended December 31, 1994. Operating income increased from $283,291 for the six months ended December 31, 1994 to $766,955 for the six months ended December 31, 1995. The principal reason for the improved operating performance was the 11.5% increase in yield.

         Cost per ASM decreased 2.5% in the six-month period ended December 31, 1995. This reduction was primarily due to decreased ground operations and advertising and commission expenses. The results for the six months ended
December 31, 1994 were also favorably impacted by the reversal of $585,000 in accrued aircraft lease liabilities.


Liquidity and Capital Resources

         The cash position of the Company remains critical at December 31, 1995. The key element to improved operating results will be the level of the yield per revenue passenger mile. The yield for the last half of December, 1995 and the first week of January 1996 was significantly below estimates. Although the yield for the remainder of January, 1996 has improved, the yield could be affected by fare discounting beyond the control of the Company. The Company also suffered from inclement weather as two winter storms negatively affected the Company's operations in January and February, 1996. If operating cash flows and the Company's Line of Credit are insufficient to meet obligations, the Company has these financing sources available: short-term loans from officers and directors, extending terms with trade creditors, restructuring aircraft lease payments and issuance of stock.

         Pursuant to the signing of the Master Agreement with Jet Acceptance Corporation ("JACO") on December 28, 1995, the Company recorded the restructuring of the entire remaining amount due to JACO under the bankruptcy plan. Under this agreement, the Company issued a promissory note to JACO in the principal amount of $676,000. Installment payments of $17,727 begin in January, 1996. Additionally, the remaining balance due under the bankruptcy plan was satisfied with the issuance of 325,000 shares of the Company's common stock to JACO (see Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Annual Report on Form 10-K for further information).

         In September, 1995, as discussed in Note 5 to the financial statements included in the Company's 1995 Annual Report on Form 10-K, the Company and Jet Acceptance Corporation ("JACO") agreed to extend the lease reductions for the Company's 12 Jetstream 31 aircraft for the remainder of the lease term. These lease reductions had originally been negotiated in September, 1994, and had provided for lease reductions aggregating approximately $98,000 per month through December 31, 1995. Additionally, the Company has agreed to lease replacement Jetstream 31 aircraft, at further reduced rates through December, 2001, upon the expiration of seven of the current leases with JACO during calendar years 1997, 1998 and 1999. The Company has also committed to lease four additional Jetstream 31 aircraft during the first half of calendar year 1996, of which one aircraft was leased by the Company in June, 1995, and another aircraft was leased in November, 1995. The lease terms for the additional aircraft will expire in December, 2001. The Company has accounted for the modifications to the JACO lease agreements as they have occurred. As a result, at December 31, 1995, the Company has recorded a deferred credit of approximately $846,000 representing the excess of rent expense recorded on a straight line basis (reflecting lease payment reductions only through December 31, 1995) over actual payments made from September 1, 1994 through September 30, 1995. This amount will reduce lease expense over the remaining term of the leases.

         In September, 1995 the Company reached an agreement with Short Brothers
(USA), Inc. ("Shorts") to restructure the payment of certain outstanding obligations. Under this agreement, the Company issued a promissory note to Shorts in the principal amount of $892,067, payable in forty-eight installments of $22,625. These payments began October 1, 1995. The Company and Shorts have also agreed to satisfy an outstanding lease payment of $306,000 with the sale of 125,000 shares of the Company's common stock (see Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Annual Report on Form 10-K for further information).

ITEM 2.            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS, continued


Liquidity and Capital Resources, continued

         The Company increased cash and cash equivalents by $85,000 during the first six months of fiscal 1996. Cash generated from operating activities was $2,801,000. The Company used $1,000,000 received from related parties in a sale leaseback transaction (see Note 7 to the financial statements included in the
Company's 1995 Annual Report on Form 10-K), cash flows generated from depreciation and amortization of $2,998,000 and trade receivable decreases of $840,000 to reduce accounts payable due to trade creditors by $995,000, fund capital expenditures of $2,889,000 and make scheduled debt payments of $856,000.

         The capital expenditures of $2,889,000 during the six months ended December 31, 1995 resulted primarily from expenditures on major overhaul of engines and on major spare parts and assemblies. Also, Federal Aviation
Administration directives required the installation of traffic alert and collision avoidance systems prior to December 31, 1995. The Company incurred costs of $450,000 to fulfill this mandate in the six months ended December 31, 1995. Capital expenditures planned for the remainder of the fiscal year consist of scheduled major overhaul of engines and on major spare parts and assemblies.

         USAir instituted a new fee structure effective January 1, 1996. The passenger handling and systems fees were modified, with an additional fee on all tickets billed to USAir. While the ultimate effect of the rate change is uncertain, preliminary Company projections indicate an increase in passenger fees of approximately $1.40.


                           PART II - OTHER INFORMATION


ITEM 1.           Legal Proceedings

                  None to report.

ITEM 2.           Changes in Securities

                  None to report.

ITEM 3.           Defaults Upon Senior Securities

                  None to report.

ITEM 4.           Submission of Matters to a Vote of Security Holders

                  The annual meeting of shareholders of the Company was held in Charlotte, North Carolina on November 16, 1995. Of the 7,400,695 shares of common stock outstanding on the record date, 6,667,671 shares were present by proxy. Those shares were voted on the matters before the meeting as follows:

                  A.  Election of Directors:

                      Name of Director    No. Votes For:    No. Votes Withheld:
                      ----------------    --------------    -------------------
                      John A. Adams          6,603,677             63,994
                      K. Ray Allen           6,603,977             63,694
                      Kenneth W. Gann        6,602,041             65,630
                      Gordon Linkon          6,601,941             65,730
                      Dean E. Painter, Jr.   6,603,977             63,694

                  B. Proposal to amend the Company's Stock Option Plan to increase by 200,000 shares of common stock for which options can be granted
                      For: 6,111,282       Against: 491,033     Abstain: 65,356


                  C. Proposal to ratify the selection of Arthur Andersen LLP. as independent auditors of the Company for the fiscal year ending June 30, 1995:

                      For:  6,617,024            Against: 28,589
                      Abstain: 22,058

ITEM 5.           Other Information

                  The Company has been engaged with representatives of and counsel for Her Majesty the Queen in Right of Canada as Represented by the Ministry of Industry, Science and Technology (the "Ministry") in discussions and negotiations regarding the reimbursement obligation, if any, of the Company to the Ministry arising from the change in lessor for the four
                  (4) deHavilland DHC-8-102 aircraft (the "Aircraft") leased by the Company. The Ministry has informed the Company that the new lessor, CIT Group/Capital Equipment Financing, Inc. ("CIT") made a claim under certain economic development insurance provided by the Ministry to the former lessor, Mellon Financial Services Corporation #3 ("Mellon"), when the Company entered into new lease agreements with CIT for the Aircraft in December of 1994. The Ministry asserts that it has a right to reimbursement in the amount of $16,996,995 but has proposed that the Company agree to pay $6,000,000 secured by a pledge of an undetermined number of shares of the Company's common stock.

                  The Company does not have an agreement with the Ministry regarding the economic development insurance and has not acknowledged any obligation to reimburse the Ministry for claims paid under the economic development insurance. Mellon released the Company from any liability under the original leases at the same time that the Company entered into new leases with CIT. The Company has made certain proposals for future consideration to resolve the Ministry's claim, but the Ministry recently notified the Company that the proposals to date are unsatisfactory to the Ministry. It is uncertain whether the Company and the Ministry will reach an agreement on future considerations, but, if litigation results, the costs to the Company will adversely affect the Company's cash position.

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

February, 14, 1996                                                  CCAIR, Inc.





By:        /s/  Kenneth W. Gann              By:    /s/  Eric W. Montgomery
         Kenneth W. Gann, President and            Eric W. Montgomery
         Chief Executive Officer                   Vice President - Finance
         (Principal Executive Officer)            (Principal Financial Officer)

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