Form 10-Q
period 1996-03-31
CCAIR INC
filed 1996-05-14
CIK 850922

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-Q


         (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                           For the quarterly period ended March 31, 1996

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

                             Yes   X            No



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                                 Outstanding at May 6, 1996
               -----                                 --------------------------
 Common stock, $0.01 par value                                 7,740,695

                                   CCAIR, Inc.
                         FORM 10-Q QUARTERLY REPORT FOR
                       FISCAL QUARTER ENDED MARCH 31, 1996


                                TABLE OF CONTENTS


                                                                        PAGE NO.

PART I - FINANCIAL INFORMATION:

         ITEM 1.           Financial Statements:                             3

                           Condensed Balance Sheets as of
                           March 31, 1996 and June 30, 1995.                 3

                           Condensed Statements of Income for
                           the Three and Nine Months ended
                           March 31, 1996 and 1995.                          4

                           Condensed Statements of Cash Flows
                           for Nine Months ended March 31,
                           1996 and 1995.                                    5

                           Notes to Condensed Financial Statements.          6

         ITEM 2.           Management's Discussion and Analysis
                           of Financial Condition and Results
                           of Operations.                                    7

PART II - OTHER INFORMATION:

         ITEM 1.           Legal Proceedings.                               10

         ITEM 2.           Changes in Securities.                           10

         ITEM 3.           Defaults Upon Senior Securities.                 10

         ITEM 4.           Submission of Matters to a Vote
                           of Security Holders.                             10

         ITEM 5.           Other Information.                               10

         ITEM 6.           Exhibits and Reports on Form 8-K.                10

SIGNATURES                                                                  10

EXHIBIT INDEX                                                              E-1

                                   CCAIR, Inc.
                         PART I - FINANCIAL INFORMATION

ITEM 1.           Financial Statements
                            CONDENSED BALANCE SHEETS
                                   (Unaudited)
                                   -----------

                                                     March 31,         June 30,
                                                       1996              1995
                                                   ----------          --------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents ....................   $    140,878    $     56,995
  Receivables, net .............................      5,687,345       5,517,072
  Related party receivable .....................                      1,000,000
  Inventories, less allowance for
   obsolescence of $466,000 ....................      2,017,567       1,784,885
  Prepaid expenses and deposits ................      1,675,305       1,354,130
                                                   ------------    ------------

         Total current assets ..................      9,521,095       9,713,082
                                                   ------------    ------------

PROPERTY AND EQUIPMENT:
  Flight equipment and aircraft ................     20,632,998      20,380,436
  Ground and other equipment and
   leasehold improvements ......................      4,143,354       4,383,803
                                                   ------------    ------------
                                                     24,776,352      24,764,239
  Less accumulated depreciation
   and amortization ............................    (12,641,588)    (12,358,632)
                                                   ------------    ------------
                                                     12,134,764      12,405,607
                                                   ------------    ------------
OTHER ASSETS ...................................         34,542          34,542
                                                   ------------    ------------

         Total assets ..........................   $ 21,690,401    $ 22,153,231
                                                   ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Notes payable and current
   maturities of long-term debt ................   $    928,156    $  1,575,047
  Current obligations under capital leases .....        367,405         350,377
  Accounts payable .............................      3,723,276       4,058,097
  Accrued expenses .............................      4,348,289       4,288,320
                                                   ------------    ------------

         Total current liabilities .............      9,367,126      10,271,841

LONG-TERM DEBT, less current maturities ........      1,481,296       1,863,371
Capital lease obligations, less
 current obligations ...........................      2,734,511       3,012,217
Deferred credits, net ..........................      1,758,820       1,810,486
Noncurrent rent obligations ....................        120,526         162,611
                                                   ------------    ------------

         Total liabilities .....................     15,462,279      17,120,526
                                                   ------------    ------------

Commitments and contingencies

SHAREHOLDERS' EQUITY:
  Common stock,  $.01 par value, 10,000,000
   shares  authorized,  7,740,695 and 7,400,695
   issued and outstanding at March 31,
   1996 and June 30, 1995 ......................         77,407          74,007
  Additional paid-in-capital ...................     17,725,184      17,020,148
  Accumulated deficit ..........................    (11,574,469)    (12,061,450)
                                                   ------------    ------------

         Total shareholders' equity ............      6,228,122       5,032,705
                                                   ------------    ------------

         Total liabilities and
          shareholders' equity .................   $ 21,690,401    $ 22,153,231
                                                   ============    ============


                  See notes to condensed financial statements.

                                   CCAIR, Inc.
                         CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)
                                   -----------





                                                  3 Months ended March 31,                9 Months ended March 31,
                                                ----------------------------            --------------------------
                                                    1996            1995                    1996              1995
                                                ------------     -----------            ------------      --------

OPERATING REVENUES:
   Passenger                                    $15,160,128      $14,238,893            $46,611,243       $44,225,158
   Public service                                    45,604          195,640                297,185           508,125
   Other                                            584,433          525,475              1,157,160         1,231,346
                                                -----------      -----------            -----------       -----------

         Total                                   15,790,165       14,960,008             48,065,588        45,964,629
                                                -----------      -----------            -----------       -----------

OPERATING EXPENSES:
   Flight operations                              5,732,995        5,548,632             17,317,131        16,440,836
   Fuel and oil                                   1,541,720        1,277,305              4,503,571         4,008,542
   Maintenance                                    2,810,915        2,946,264              8,993,427         8,498,879
   Ground operations                              1,915,601        1,796,293              5,429,455         5,617,651
   Advertising, promotions
    and commissions                               2,001,971        1,905,928              6,332,613         6,367,388
   General and administration                     1,001,904        1,090,062              3,040,038         3,497,823
   Depreciation and amortization                    474,789          422,482              1,372,128         1,277,177
                                                -----------      -----------            -----------       -----------

         Total                                   15,479,895       14,986,966             46,988,363        45,708,296
                                                -----------      -----------            -----------       -----------

OPERATING INCOME (LOSS)                             310,270       (   26,958)             1,077,225           256,333
Interest expense                                 (  201,453)      (  242,408)            (  561,120)      (   650,603)
Other income (expense), net                      (   39,262)      (    5,226)            (   29,124)      (    12,890)
                                                -----------      -----------            -----------       -----------

         Net income (loss)                      $    69,555      $(  274,592)           $   486,981       $(  407,160)
                                                ===========      ===========            ===========       ===========

EARNINGS (LOSS) PER COMMON SHARE                $     .01        $(    .04  )           $     .06         $(    .06  )
                                                ===========      ===========            ===========       ===========

WEIGHTED AVERAGE COMMON
 SHARES OUTSTANDING                               7,995,536        7,381,195              8,010,587         7,381,195
                                                ===========      ===========            ===========       ===========







                  See notes to condensed financial statements.

                                   CCAIR, Inc.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   -----------




                                                                             Nine Months Ended March 31,
                                                                           1996                      1995
                                                                       ------------              --------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                    $   486,981               $(  407,160)
  Adjustments to reconcile net income (loss) to
   net cash provided by operating activities:
     Note discount amortization                                            201,664                   260,272
     Depreciation and amortization                                       4,491,216                 3,745,876
     Loss on disposal of assets                                             28,762                    28,122
     Rental expense in excess
      of (less than) payments                                           (  107,903)                  481,000
     Changes in certain assets and liabilities:
       Accounts receivable                                              (  170,273)               (  277,821)
       Inventories                                                      (  232,682)                   32,404
       Other note payable                                                   ---                   (  801,000)
       Accounts payable                                                 (  334,821)                  181,988
       Accrued expenses                                                    188,609                (1,052,501)
       Prepaid expenses and deposits                                        74,384                 2,464,933
       Other changes, net                                               (  117,683)               (  160,418)
                                                                       -----------               -----------

                  NET CASH PROVIDED BY
                   OPERATING ACTIVITIES                                  4,508,254                 4,495,695
                                                                       -----------               -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                  (4,258,912)               (3,689,520)
  Proceeds from sale of assets                                              10,500                    23,882
                                                                       -----------               -----------

                  NET CASH USED BY
                   INVESTING ACTIVITIES                                 (4,248,412)               (3,665,638)
                                                                       -----------               -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from sale-leaseback transaction                               1,000,000                    ---
  Issuance of common stock                                                  17,813                    ---
  Increase in borrowings under
   line of credit                                                           ---                    2,000,000
  Issuance of notes and long-term debt                                      ---                    1,493,054
  Reductions of notes and long-term debt                                (1,193,772)               (4,526,073)
                                                                       -----------               -----------

                  NET CASH USED BY
                   FINANCING ACTIVITIES                                 (  175,959)               (1,033,019)
                                                                       -----------               -----------

Net increase (decrease) in cash                                             83,883                (  202,962)
Cash, beginning of period                                                   56,995                   651,020
                                                                       -----------               -----------

CASH, END OF PERIOD                                                    $   140,878               $   448,058
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

                                   CCAIR, Inc.
                       FISCAL QUARTER ENDED MARCH 31, 1996


           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS



General

         In the nine-month period ended March 31, 1996, the Company recorded net income of $486,981, or $.06 per share, versus a net loss of $407,160, or $.06 per share in the comparable period of fiscal 1995. Significant yield improvement was the primary factor in the improved results. Fiscal 1995 results were benefited by a one-time reversal of $585,000 in accrued aircraft lease expenses.

         Net income for the three months ended March 31, 1996 was $69,555 or $.01 per share versus a loss of $274,592 or $.04 per share for the three months ended March 31, 1995. The principal factors for the improved results were an increase in yield from 45.8(cent) in the third quarter of 1995 to 47.0(cent) in the third quarter of 1996, and a 3.8% increase in revenue passenger miles in the third quarter of 1996 as compared to the same quarter in 1995.

Results of Operations

         The following table sets forth selected operating comparisons for the three- and nine-month periods ended March 31, 1996 and 1995:

                                                                 Airline Operating Statistics

                                              For the Three Months                      For the Nine Months
                                                Ended March 31,                           Ended March 31,
                                                                     %                                        %
                                           1996          1995      Change           1996          1995      Change
                                       -----------   -----------   ------       -----------   -----------   ------
Operating revenue                      $15,790,165   $14,960,008     5.5        $48,065,588   $45,964,629     4.6
Operating expense                      $15,479,895   $14,986,966     3.3        $46,988,363   $45,708,296     2.8
Revenue passengers carried                 169,489       179,661   ( 5.7)           558,724       636,699   (12.2)
Revenue passenger miles (1)             32,242,363    31,069,147     3.8        102,987,935   106,210,644   ( 3.0)
Available seat miles (2)                72,419,524    75,586,254   ( 4.2)       230,844,624   226,011,956     2.1
Passenger load factor (3)                  44.5%         41.1%       8.3            44.6%         47.0%     ( 5.1)
Passenger breakeven load factor            44.3%         41.9%       5.7            44.1%         47.5%     ( 7.2)
Yield per revenue passenger
 mile (4)                                  47.0(cent)    45.8(cent)  2.6            45.3(cent)    41.6(cent)  8.9
Operating cost per available
 seat mile                                 21.4(cent)    19.8(cent)  8.1            20.4(cent)    20.2(cent)  1.0
Average passenger trip (miles)             190.2         172.9      10.0            184.3         166.8      10.5
Average daily aircraft utilization
 per plane (block hours)                     7.6           8.5     (10.6)             8.0           8.1     ( 1.2)
Average passenger fare                    $89.45        $79.25      12.9           $83.42        $69.46      20.1
Average monthly completion factor          91.0%         93.4%     ( 2.6)           94.4%         94.8%     (  .4)

(1)      One revenue passenger transported one mile.
(2) The product of the number of aircraft miles and the number of available seats on each stage, representing the total passenger capacity offered.
(3) The ratio of revenue passenger miles to available seat miles, representing the percentage of seats occupied by revenue passengers.
(4)      The passenger revenue per revenue passenger mile.


              For the Three Months Ended March 31, 1996 Compared to Three Months Ended March 31, 1995

         For the quarter ended March 31, 1996, the Company experienced an improvement in operating revenue as higher yields continued. The yield improvement reflects higher fares first implemented in the third quarter of 1995 as a result of lessened competitive pressures in the Company's market area.

ITEM 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS, continued




Results of Operations, continued

         Revenue passenger miles ("RPMs") increased from 31.1 million to 32.2 million even though passengers carried decreased by 5.7%. In conjunction with USAir's strategy of eliminating jet service to short haul markets and turning this flying over to USAir Express commuter operators, the Company initiated all turboprop service to Augusta, Georgia in February, 1995 and Jacksonville, North Carolina and Lynchburg, Virginia in May, 1995. Also during 1995, the Company ceased service to several cities it had previously served on a shared basis with USAir from Charlotte, North Carolina. The net effect of these schedule changes was a lengthening in the average passenger trip, which increased from 172.9 miles in the third quarter of fiscal 1995 to 190.2 miles in the third quarter of fiscal 1996. This enabled the Company to reflect the increase in RPMs with fewer passengers. Operating revenues thus increased from $14,960,008 in the third quarter of fiscal 1995 to $15,790,165 in the third quarter of fiscal 1996.

         Available seat miles ("ASMs") decreased 4.2% in the third quarter of fiscal 1996 over the comparable period in fiscal 1995. The ASM decrease was a result of two factors: the poor weather in the Company's service area in January and February, 1996, which caused the Company's completion factor to fall from 93.4% in the third quarter of fiscal 1995 to 91.0% in the comparable period in 1996; and a reduction in scheduled service to accommodate additional charter service, reflected in the 11.2% increase in other operating revenues.

         Operating costs per ASM increased 8.1% from 19.8(cent) in the quarter ended March 31, 1995 to 21.4(cent) in the quarter ended March 31, 1996. The following table compares components of operating cost per ASM for the three months ended March 31, 1996 and 1995:

                                                         Cost per ASM -
                                                         Quarter Ended
                                                            March 31,
                                                           (in cents)
                                                     1996              1995
         Flight operations                            7.9               7.3
         Fuel and oil                                 2.1               1.7
         Maintenance                                  3.9               3.9
         Ground operations                            2.7               2.4
         Advertising, promotions, commissions         2.7               2.5
         General and administration                   1.4               1.4
         Depreciation and amortization                0.7               0.6
                                                    -----             -----
                                                     21.4              19.8
                                                     ====              ====


         Flight operations expense per ASM increased 0.6(cent) in the current quarter as compared to the prior year, as pilots' salaries and related costs increased 0.5(cent) per ASM in the current quarter. As a result of a salary reduction plan implemented in October, 1994, pilots' salaries were reduced 16% at implementation. After each subsequent four-month period, an additional 4% of the initial reduction would be reinstated until February, 1996. The scheduled reinstatement under the plan resulted in the increased pilots' salaries per ASM. Fuel costs increased 0.4(cent) per ASM in the third quarter of 1996 as compared to the third quarter of 1995, due to the expiration on September 30, 1995 of the exemption for airlines regarding a federal 4.3(cent) per gallon fuel tax and a 10% per gallon increase in the price of fuel in March, 1996 from February, 1996. The effect of the expiration of the exemption is that the Company's fuel expense will increase approximately $350,000 on an annual basis at current consumption levels. The Company will be adversely affected to the extent fuel tax costs and increased per-gallon fuel prices are not offset by higher fares. Ground operations expense increased 0.3(cent) in the quarter ended March 31, 1996 versus the same quarter in the prior year, primarily as a result of increased aircraft servicing charges due to inclement weather in the third quarter of 1996 and increased passenger handling fees charged by USAir, as both handling and reservations fees charged by USAir increased January 1, 1996. Marketing and commissions expense increased 0.2(cent), principally as a result of increased reservations and service fees charged by USAir.

ITEM 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS, continued



Results of Operations, continued

               For the Nine Months Ended March 31, 1996 Compared to Nine Months Ended March 31, 1995

         The Company reported net income of $486,981 or $.06 per share, for the nine months ended March 31, 1996 as compared to a net loss of $407,160 or $.06 per share for the nine months ended March 31, 1995. Operating income increased from $256,333 for the nine months ended March 31, 1995 to $1,077,225 for the nine months ended March 31, 1996. The principal reason for the improved operating performance was the 8.9% increase in yield.

         Cost per ASM increased 1.0% in the nine-month period ended March 31, 1996. This increase was primarily due to increased pilot payroll costs and an increase in the cost of fuel. The results for the nine-months ended March 31, 1995 were also favorably impacted by the reversal of $585,000 in accrued aircraft lease liabilities.


Liquidity and Capital Resources

         The cash position of the Company remains critical at March 31, 1996. The key element to improved operating results will be the level of the yield per revenue passenger mile. While the yield for April, 1996 has met Company projections, the yield could be affected by fare discounting beyond the control of the Company. If operating cash flows and the Company's Line of Credit are insufficient to meet obligations, the Company has these financing sources available: issuance of stock, short-term loans from officers and directors, extending terms with trade creditors and restructuring aircraft lease payments.

         In September, 1995, as discussed in note 5 to the financial statements included in the Company's 1995 Annual Report on Form 10-K, the Company and JACO agreed to extend the lease reductions for the Company's twelve Jetstream 31 aircraft for the remainder of the lease term. These lease reductions had originally been restated in September, 1994, and had provided for lease reductions aggregating approximately $98,000 per month through December 31, 1995. Additionally, the Company has agreed to lease replacement Jetstream 31 aircraft, at further reduced rates through December, 2001, upon the expiration of seven of the current leases with JACO during calendar years 1997, 1998 and 1999. The Company has accounted for the modifications to the JACO lease agreements as they have occurred. As a result, at March 31, 1996, the Company has recorded a deferred credit of approximately $780,000 representing the excess of rent expense recorded on a straight line basis (reflecting lease payment reductions only through December 31, 1995) over actual payments made from September 1, 1994 through September 30, 1995. This amount will reduce lease expense over the remaining term of the leases. The Company has also committed to lease four additional Jetstream 31 aircraft before June 30, 1996, of which one aircraft was leased by the Company in June, 1995, and another aircraft was leased in November, 1995. The lease terms for the additional aircraft will expire in December, 2001.

         The Company and Short Brothers (USA), Inc. ("Shorts") have agreed to satisfy an outstanding lease payment of $306,000 by entering into a promissory note whereby the Company will pay the balance due in twelve equal installments beginning May 31, 1996. This note replaces the planned sale of 125,000 shares of the Company's common stock as previously disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1995.

         The Company increased cash and cash equivalents by $84,000 during the first nine months of fiscal 1996. Cash generated from operating activities was $4,508,000. The Company used $1,000,000 received from related parties in a sale leaseback transaction (see note 7 to the financial statements included in the
Company's 1995 Annual Report on Form 10-K), cash flows generated from depreciation and amortization of $4,491,000 and net income of $487,000 to reduce accounts payable due to trade creditors by $335,000, fund capital expenditures of $4,259,000 and make scheduled debt payments of $1,194,000.

         The capital expenditures of $4,259,000 during the nine months ended March 31, 1996 resulted primarily from expenditures on major overhaul of engines and on major spare parts and assemblies. Also, Federal Aviation Administration directives required the installation of traffic alert and collision avoidance systems prior to December 31, 1995. The Company incurred costs of $450,000 to fulfill this mandate in the nine months ended March 31, 1996. Capital expenditures planned for the remainder of the fiscal year consist of scheduled major overhaul of engines and on major spare parts and assemblies.

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

                  None.
- ----------------------

(1) Incorporated by reference to Registration Statement on Form S-1, File No. 33-28967.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May, 13, 1996                                                 CCAIR, Inc.



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







- ---------------------

(1) Incorporated by reference to Registration Statement on Form S-1, File No. 33-28967.