Form 10-K
period 1996-06-30
CCAIR INC
filed 1996-09-30
CIK 850922

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For Fiscal Year Ended JUNE 30, 1996
                                       OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
       EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from ________________________ to _____________________
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229,405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

The aggregate market value of Common Stock held by non-affiliates (based upon the closing price for the Common Stock on the small-cap stock market of the National Association of Securities Dealers Automated Quotation System) on September 20, 1996 was approximately $12,578,629.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS: Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities
under a plan confirmed by a court.    YES   X   NO

As of September 20, 1996, there were 7,740,695 shares of $0.01 par value Common Stock outstanding.

                       Documents Incorporated by Reference

Portions of the Registrant's Definitive Proxy Statement, to be filed with the Commission not later than 120 days after the end of the Registrant's fiscal year ended June 30, 1996, are incorporated by reference in Part III hereof, as specified.

                                   CCAIR, INC.

                       FISCAL 1996 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS


                                     PART I
                                                                        PAGE NO.

Item 1.  Business............................................................ 1
Item 2.  Properties.......................................................... 6
Item 3.  Legal Proceedings................................................... 7
Item 4.  Submission of Matters to a Vote of Security Holders................. 7


                                     PART II


Item 5.  Market for Registrant's Common Equity and Related
                   Stockholder Matters....................................... 8
Item 6.  Selected Financial Data............................................. 8
Item 7.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations....................... 9
Item 8.  Financial Statements and Supplementary Data.........................17
Item 9.  Changes in and Disagreements with Accountants on
                   Accounting and Financial Disclosure.......................17


                                    PART III


Item 10.          Directors and Executive Officers of the Registrant.........17
Item 11.          Executive Compensation.....................................17
Item 12.          Security Ownership of Certain Beneficial
                   Owners and Management.....................................18
Item 13.          Certain Relationships and Related Transactions.............18


                                     PART IV


Item 14.          Exhibits, Financial Statement Schedules and Reports
                  on Form 8-K................................................18


                  Index to Financial Statements and Schedules...............F-1
                  Index to Exhibits.........................................E-1

                                     PART I


ITEM 1.           BUSINESS


GENERAL

         CCAIR, Inc. (the "Company") is a Charlotte, North Carolina based regional air carrier providing regularly scheduled passenger service to 25 cities in Alabama, Georgia, Kentucky, Maryland, Ohio, North Carolina, South Carolina, Virginia, and West Virginia, primarily from a hub at the Charlotte/Douglas International Airport. The Company currently operates a fleet of 27 turboprop passenger aircraft with 1,409 weekly departures scheduled over a route system covering approximately 242,400 miles. The Company was incorporated under Delaware law in July 1984 under the name Sunbird Airlines 1984, Inc. for the purpose of purchasing substantially all of the assets of Sunbird Airlines, Inc. The Company changed its name to CCAIR, Inc. in January 1986.

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

         On March 16, 1992, the U. S. Bankruptcy Court for the Western District of North Carolina issued a final decree closing the Chapter 11 proceeding which the Company initiated in July 1990. The Company's Plan of Reorganization established annual payment obligations to its creditors to be made on August 31 of the years 1992 through 1999. The Company has fulfilled its obligations with respect to eleven of the fourteen classes of creditors and has paid total claims of $2,437,000. The Company has restructured the payments to two of the remaining classes of creditors and has three annual payments of $166,000 due to the other remaining class of creditors.

         Unless otherwise indicated, references in this Annual Report to years mean the Company's July 1 to June 30 fiscal years and "fiscal 1996" means the fiscal year that began on July 1, 1995 and ended on June 30, 1996.


BUSINESS AGREEMENT WITH USAIR

         Over 80% of the Company's passenger revenue is generated by passengers who are connecting with USAir flights and is determined under an agreement for the sharing of joint passenger fares and division of revenue with USAir (the "Agreement"). The Agreement expires on October 31, 1998. The Agreement provides that it may be terminated upon 180 days prior written notice for any reason by either USAir or the Company or upon ten (10) days prior written notice by USAir under certain conditions, including if: (i) the Company fails to maintain at least a minimum required operating schedule; (ii) during any one month the Company's flight completion percentage is less than 96% due to cancellations attributable to maintenance or operational deficiencies within the Company's control; (iii) the Company fails to comply with the trademark licensing provisions of the Agreement; (iv) the Company becomes insolvent; or (v) there is a change of control or ownership of 51% or more of the Company's common stock without the consent of USAir.

         The Agreement provides for coordinating schedules and reservations, joint fares and advertising. In addition, the Agreement provides that USAir or its affiliates will provide to the Company check-in, ticketing, baggage handling and security services at twelve (12) airports including Charlotte/Douglas International Airport in Charlotte, North Carolina. As of February 1, 1994, the Company assumed from USAir total responsibility for ground operations at Concourse D of the Charlotte/Douglas International Airport pursuant to an agreement that requires USAir to pay a monthly handling fee to the Company. The fee is currently approximately $354,000 per month.

         The Agreement also authorizes the Company to operate as "USAir Express", to use the USAir "US" flight designator code to identify its flights and fares for purposes of computer reservations, printed schedules, and tickets, and to display the USAir colors and "USAir Express" logo on its fleet of aircraft. The Company does not have the exclusive rights to the "USAir Express" name or other attributes described above. USAir has two subsidiaries serving the Charlotte/Douglas International Airport, Piedmont Airlines ("Piedmont") and PSA Airlines, Inc.; additionally, USAir affiliate, FloridaGulf Airlines, a division of Mesa Airlines, Inc. serves the Charlotte/Douglas International Airport. These regional airlines operate to destinations not served by the Company but also utilize the "USAir Express" name and other USAir attributes. The Company pays USAir fees based on the number of passengers it boards and for reservations services.

         The Agreement is a significant factor in the Company's operation and termination of the Agreement would have a material adverse effect on the Company's business. Additionally, the Company's business could also be adversely affected by events that adversely affect USAir. Although USAir has recently demonstrated significantly improved financial performance, USAir believes that it must continue to lower its costs in order to compete effectively in a low fare environment. For the six months ended June 30, 1996 and the year ended December 31, 1995, USAir Group, Inc. reported net income applicable to common stockholders of $124 million and $34 million, respectively. USAir Group reported a net loss applicable to common shareholders of $763 million for the year ended December 31, 1994.


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

         The following table sets forth selected information about the Company's route system and scheduling as of September 20, 1996.


                                                     DATE SERVICE                 FLIGHTS OPERATED
                                                     COMMENCED                       PER WEEKDAY
         Alabama:
                  Montgomery                          June 1992                         3
         Georgia:
                  Athens                              May 1985                          4
                  Augusta                             May 1985                          8
                  Columbus                            November 1994                     4
         North Carolina:
                  Asheville                           May 1985                          4
                  Charlotte                           May 1985                         85
                  Greenville                          May 1985                          9
                  Hickory                             May 1985                          8
                  Jacksonville                        May 1995                          8
                  Kinston                             July 1985                         7
                  Raleigh/Durham                      May 1985                         16
                  Rocky Mount/Wilson                  July 1986                         6
                  Southern Pines/Pinehurst            October 1991                      6
                  Winston-Salem                       May 1985                          3

ROUTES, CONTINUED
                                                     DATE SERVICE                 FLIGHTS OPERATED
                                                     COMMENCED                       PER WEEKDAY
         South Carolina:
                  Charleston                          April 1995                        4
                  Greenville/Spartanburg              May 1985                          7
         Kentucky:
                  Lexington                           May 1993                          5
         Maryland:
                  Baltimore                           August 1991                       3
         Ohio:
                  Cincinnati                          July 1993                         4
         Virginia:
                  Lynchburg                           May 1995                          9
                  Norfolk                             February 1995                     3
                  Shenandoah Valley                   June 1992                         5
         West Virginia:
                  Huntington                          April 1987                        4
                  Greenbrier/Lewisburg                February 1995                     1

         The Company continually reviews and analyzes its route structure for the purpose of proposing adjustments in flight schedules. Such adjustments are implemented after the Company receives the consent of USAir to the adjustments.


FARES

         The Company derives its passenger revenues from joint fares involving travel on the route system of both the Company and USAir and from local fares. Approximately 80% of the Company's passenger revenues are derived from joint fares, that is, fares which are shared with USAir. Local fares, which are fares for flights provided by the Company within its route system, account for the balance of the Company's passenger revenues.

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

         The Company realized improved average passenger fares of $82.25 in fiscal 1996. This compared favorably with fares in fiscal 1995 and fiscal 1994, when the average fare was $72.01 and $69.06, respectively. The depressed fares in 1994 and the first half of 1995 were a result of the initiation of service to Greensboro, North Carolina and Greenville/Spartanburg, South Carolina by Continental Lite, a low-fare division of Continental Airlines. USAir reduced fares, including the joint fares shared with the Company, to avoid losing market share and to stimulate traffic. Continental eliminated the Continental Lite concept in the third quarter of fiscal 1995, which allowed USAir to alter its pricing strategy and thus resulted in increased yields for the Company based upon higher joint fares. The Company currently projects fares to remain at levels achieved in fiscal 1996 throughout 1997. However, many factors, including, but not limited to, competition, actions by USAir, fuel costs, regulation, and general economic conditions can impact fares charged by the Company.


WORKING CAPITAL

         The Company's air traffic receivables are settled through the Airlines Clearing House and collected monthly, one month in arrears. To reduce the cash flow problems caused by the payment of receivables one month in arrears, the Company has obtained a line of credit in the amount of $3.0 million from British Aerospace Asset Management Turboprops ("AMT") an affiliate of British Aerospace, Inc. ("BAI").

WORKING CAPITAL, CONTINUED

         Under the line of credit, the air traffic receivables, after set-off of amounts due USAir and other airlines, are transferred from the Airlines Clearing House to a pledge account with a bank. From that account, in accordance with irrevocable instructions, funds are transferred to AMT to pay for any sums due under the line of credit and then to Jet Acceptance Corporation ("JACO"), an affiliate of BAI, for payments due under lease obligations. The balance in the pledge account is then paid to the Company.

         Due to the timing of the Airlines Clearing House settlement in June, the Company held the net Clearing House funds in its Clearing House bank account on June 30, 1996. Therefore, the Company's balance sheet at June 30, 1996 reflects the net Clearing House settlement of $5,023,000 as cash. The obligations to the BAI affiliates described above were reflected as current liabilities on the June 30, 1996 balance sheet and paid on July 1, 1996.


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


COMPETITION

         The principal competition for the Company is the air service provided by major and other regional air carriers operating from hub airports in Atlanta and Raleigh/Durham. From these hub airports, Delta Air Lines ("Delta") and Midway Airlines ("Midway") offer service to some destinations also served by USAir through its hub operations at the Charlotte/Douglas International Airport. The Company competes with Delta and Midway and with regional air carriers that have joint marketing agreements with them for passengers traveling to destinations served through hub airports. The principal customers for these services are business travelers and competition is based upon scheduling and flight connections, reliability and, to a lesser extent, pricing. The Company constantly reviews its scheduling and the frequency of its flights to reduce the layover time experienced in connecting with a USAir flight, in order to minimize the length of the combined trip and to compete with similar service offered by Delta and Midway. To a lesser extent, the Company competes with air service by United Airlines and its regional airline at Washington, D.C. (Dulles) and various forms of ground transportation, primarily private automobiles, which are used to travel to a hub airport or other airport offering direct air service. The Company believes that the principal factors affecting the Company's competitive position are scheduling and flight connections, reliability, pricing, customer service and type of aircraft.


EMPLOYEES

         As of June 30, 1996, the Company had 639 employees. These employees included 186 pilots and copilots, 49 flight attendants, 278 customer service personnel, 73 maintenance personnel and 53 other management, administrative, accounting and marketing personnel.

FUEL

         Fuel costs constitute 9% to 10% of the Company's total operating expenses. The Company obtains substantially all of its fuel under a consortium agreement with other airlines. Such arrangement, however, does not assure the Company access to any specified quantity of fuel and prices thereunder reflect market prices for fuel. To date, such arrangement has provided adequate supplies of fuel for the Company. The Company became obligated to pay the 4.3(cent) per gallon Federal Excise Tax on transportation fuels on October 1, 1995. Airlines had a three-year exemption from this tax, which became law during 1992. Since the airline exemption expired, various attempts have been made to either rescind this tax or reinstate the airline exemption. These efforts have been unsuccessful to date. The Company cannot predict the ultimate outcome of future attempts to either rescind the tax or reinstate the airline exemption. The Company estimates that this tax will result in additional operating expenses of approximately $370,000 for fiscal 1997 based on its current projected aviation fuel consumption. The Company recognized expense of approximately $275,000 as a result of this tax during fiscal 1996.

         Fuel prices have experienced significant increases due to market fluctuations, resulting in increased costs per gallon for the Company. However, the Company is currently in negotiations with other providers of fuel in an effort to achieve a more favorable unit price. As fuel expense is currently only 9.6% of operating expenses, the Company does not believe it is cost effective to attempt to manage fuel price risk. As such, no derivatives or other off-balance sheet instruments are used to hedge fuel prices.


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

         The Company has complied with all equipment requirements currently mandated by the FAA. The installation of aircraft collision avoidance systems ("TCAS") on the Jetstream 31 aircraft in December, 1995 concluded a three-year project of installing the TCAS and ground proximity warning systems in the entire fleet. This project cost approximately $1,400,000, of which approximately $375,000 was expended in fiscal 1996.

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


THE ESSENTIAL AIR SERVICE PROGRAM

         Pursuant to the Airline Deregulation Act of 1978, certain communities in the United States are guaranteed specified levels of essential air service (the "EAS Program"). The EAS Program provides for the payment of compensation to carriers which volunteer to provide subsidized essential air service and are selected by the DOT to provide such service. The Company has received subsidy payments under the EAS Program for Danville and Shenandoah Valley, Virginia. DOT subsidy payments accounted for approximately 0.5% percent of the Company's revenues in fiscal 1996. Under provisions in the EAS Program, the Company ceased service to Danville in October, 1995 and ceased to receive subsidized compensation in Shenandoah Valley effective July, 1996 and thus anticipates no EAS revenue during fiscal 1997.

EXECUTIVE OFFICERS OF THE COMPANY

Name                       Age      Position
Kenneth W. Gann            57       Director, President and Chief Executive Officer from November, 1990 to present.

Eric W. Montgomery         37       Vice President of Finance from February, 1995 to present; Secretary from February,
                                    1995 to present.

Peter J. Sistare           33       Vice President of Operations from December, 1993 to present.


ITEM 2.           PROPERTIES

GROUND FACILITIES

         The Company presently occupies approximately 10,325 square feet of office space in the Charlotte/Douglas International Airport's old terminal building, in Charlotte, North Carolina and 15,000 square feet of hangar space and 10,000 square feet of space for operations use also at the Charlotte/Douglas International Airport. The office space is used for the Company's principal executive and administrative offices and the hangar facility contains the Company's maintenance operations for its aircraft, as well as maintenance support and inventory. The office space and hangar facility are leased under commercial use permits with the City of Charlotte, North Carolina. The permits are a month-to-month tenancy with an annual rental of $163,000 and are cancelable upon thirty (30) days notice by either party.

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


PASSENGER AIRCRAFT

         The Company presently services its passenger route system with a fleet of 27 leased turboprop aircraft. The following table sets forth certain information with respect to the Company's passenger aircraft as of September 1996:

                                                                       APPROX.          APPROX.           APPROX.
                                                                      EFFECTIVE        CRUISING           AVERAGE
                                    NUMBER OF        NUMBER OF          RANGE            SPEED              AGE
AIRCRAFT                            AIRCRAFT          SEATS           IN MILES           (MPH)            (YEARS)
Shorts 360                              9                36              250               220              8.5
Jetstream 31                           14                19              350               270             10.2
Dash 8                                  4                37              450               290              6.2

         The Company operates its Shorts aircraft primarily on its higher density and shorter-haul markets and its Jetstream aircraft for lower density and longer-haul segments. The Dash 8 aircraft were leased to operate in certain longer-haul and high density markets. All of the aircraft are leased, with terms for the Shorts extending a maximum of eight years and the Jetstreams extending for a maximum of six years. The renegotiated Dash 8 leases extend to 2007.

         With respect to the Company's renegotiation of its aircraft lease payments in fiscal 1995 (discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations), the lease reductions would cease in the event of a merger, consolidation, acquisition or other significant change in the ownership of the Company.

MAINTENANCE OF AIRCRAFT

         The engines on all of the Company's Jetstream 31 aircraft are maintained under a continuous airworthiness maintenance program. Overhauls are performed on these engines as needed to meet performance standards recommended by the manufacturer. The engines on the Shorts 360 aircraft undergo overhaul after every 8,000 hours of operation. This interval is based on the manufacturers' approved sampling program which allows for escalation at 500-hour intervals after the completion of a satisfactory engine overhaul. The engines on the Company's Jetstream 31 aircraft undergo disassembly inspection and repair after every 3,500 hours of operation. This interval is also based on the manufacturers' recommendation. The engines on the Dash 8 aircraft undergo overhaul after every 12,000 hours of operation. This interval is also based on the manufacturers' recommendation. The engines on the Shorts 360 and Dash 8 aircraft are maintained under a continuous airworthiness maintenance program which includes computerized engine analysis.

         Substantially all of the maintenance, service and inspection of aircraft, except major engine and component overhaul, is performed by Company personnel. Major engine repair is performed by the engine manufacturer or its authorized overhaul agencies. Component overhaul is performed by the applicable manufacturer or an appropriate contractor.


ITEM 3.           LEGAL PROCEEDINGS

         None reportable.


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

                 FISCAL 1995               HIGH               LOW

                 First Quarter             2 3/8             1 1/2
                 Second Quarter            2 1/4               7/8
                 Third Quarter             2 9/16            1 1/8
                 Fourth Quarter            3 11/16           1 3/4

                 FISCAL 1996               HIGH               LOW

                 First Quarter             3 15/16           2 1/4
                 Second Quarter            2 5/8             1 7/8
                 Third Quarter             2 3/8             1 1/2
                 Fourth Quarter            2 3/8             1 5/8

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS, continued


         At September 20, 1996 there were approximately 430 stockholders of record.

         The transfer agent for the Company's common stock is First Union National Bank of North Carolina, Charlotte, North Carolina.

         During its 1995 and 1996 fiscal years, the Company did not pay cash dividends on its common stock. Based upon its forecast for fiscal 1997, the Company does not plan to pay cash dividends in fiscal 1997.



ITEM 6.           SELECTED FINANCIAL DATA (IN THOUSANDS, EXCEPT INCOME
                  PER SHARE)

                                                                             YEAR ENDED JUNE 30
                                                 1996              1995             1994              1993             1992
                                                 ----              ----             ----              ----             ----

Statement of operations data:
  Operating revenues:
    Passenger                                 $64,482           $60,804          $60,063           $61,296          $51,678
    Public service                                353               695              814               724              676
    Other                                       1,399             1,540            1,215             1,159              820
                                              -------           -------          -------           -------         --------
          Total operating revenues             66,234            63,039           62,092            63,179           53,174
                                              -------           -------          -------           -------          -------

  Operating expenses:
    Flight operation                           23,490            22,416           25,586            24,131           16,439
    Fuel and oil                                6,262             5,406            5,202             5,858            4,769
    Maintenance materials, repairs
     and overhead                              12,566            11,619           11,270            11,448           10,364
    Ground operations                           7,839             7,391            9,026             8,100            6,775
    Advertising, promotion and
     commissions                                9,104             9,007            8,921             9,745            7,876
    General and administrative                  4,273             4,802            4,369             3,821            4,749
    Depreciation and amortization               1,814             1,845            1,595             1,446            1,268
    Loss from write-off of
     preoperating costs                                                                                684
                                          -----------       -----------      -----------         ---------         --------
          Total operating expenses             65,347            62,486           65,969            65,233           52,240
                                              -------           -------          -------           -------          -------
          Operating income (loss)                 886               553           (3,877)          ( 2,054)             934
  Interest expense                           (    761)         (    920)         (   819)         (    789)         (   394)
  Other income (expense), net               (      11)                5         (     60)               60          (   283)
                                            ---------         ---------        ---------         ---------         --------
  Income (loss) before income taxes               114          (    362)          (4,756)          ( 2,783)             257
  Provision for income taxes                       18               ---              ---               ---              ---
                                            ---------       -----------        ---------      ------------         --------
          Income (loss) before
           extraordinary item                      96          (    362)          (4,756)          ( 2,783)             257
  Extraordinary item, gain on debt
   restructuring                                  ---               ---               ---              ---            6,098
                                           ----------       -----------        ----------     ------------         --------
          Net income (loss)                  $     96          $(   362)         $(4,756)          $(2,783)         $ 6,355
                                             ========          ========          =======           =======          =======

Income (loss) per share:
  Income (loss) before extraordinary item     $   .01           $(  .05)         $(  .68)          $(  .43)         $   .04
  Extraordinary item                              ---               ---              ---               ---              .93
                                           ----------        -----------      -----------      ------------        --------
          Net income (loss)                   $   .01           $(  .05)         $(  .68)          $(  .43)         $   .97
                                              =======           ========         ========          ========         =======

Weighted average common and
 common equivalent shares
 outstanding                                    7,633             7,382            7,006             6,547            6,581
                                               ======            ======           ======           =======          =======
Cash dividends declared
 per common share                               - -               - -              - -               - -              - -
                                           ==========        ==========       ==========        ==========         ========

ITEM 6.           SELECTED FINANCIAL DATA (IN THOUSANDS, EXCEPT INCOME PER
                  SHARE), CONTINUED

                                                            YEAR ENDED JUNE 30
                              1996              1995              1994             1993              1992
                              ----              ----              ----             ----              ----
Balance sheet data:
  Current assets             $14,165          $ 9,713           $11,242          $11,458           $12,677
  Current liabilities         15,525           10,272            11,937            7,850             6,956
  Net property and
    equipment                 12,332           12,406            13,337           12,283             9,508
  Total assets                27,130           22,153            24,629           23,793            22,945
  Long-term debt, less
    current portion (1)        4,010            4,876             5,902            6,866             4,339
  Shareholders'
    equity                     5,837            5,032             5,372            7,320             9,680

(1) See Note 5 to financial statements regarding certain capital lease obligations which are included in long-term debt in this schedule.



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

         The following table sets forth selected operating data relating to the Company's passenger service for fiscal years 1996, 1995 and 1994.

                                                                       YEAR ENDED JUNE 30
                                                         1996                1995                1994
                                                         ----                ----                ----
Operating revenue (000)                                  $66,234             $63,039           $ 62,092
Operating expense (000)                                   65,347              62,486             65,969
Revenue passengers carried                               783,997             844,421            869,742
Revenue passenger miles (000) (1)                        144,695             142,499            148,943
Available seat miles (000) (2)                           311,967             305,388            289,452
Passenger load factor (3)                                 46.4%               46.7%               51.5%
Passenger breakeven load factor                           46.3%               46.9%               56.5%
Yield per revenue passenger mile (4)                      44.5(cent)          42.7(cent)          40.3(cent)
Operating cost per available seat mile                    20.9(cent)          20.5(cent)          22.8(cent)
Average passenger trip (miles)                             183.9              168.7               171.2
Average daily aircraft utilization
  per plane (block hours)                                    8.0                8.2                 7.4
Average passenger fare                                   $82.25              $72.01             $ 69.06
Average completion factor                                 95.1%               95.1%               95.8%

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS, CONTINUED

         The following table sets forth selected operating data relating to the Company's passenger service for each quarter of fiscal year 1996 (see Note 12):

                                                                 1996 QUARTERLY DATA
                                             FIRST             SECOND            THIRD            FOURTH
                                            QUARTER           QUARTER           QUARTER          QUARTER
Operating revenue (000)                     $16,230           $16,045           $15,790          $18,169
Operating income (loss) (000)                   539               228               310           (  191)
Net income (loss) (000)                         379                39                70           (  392)
Earnings (loss) per share                       .05               .01               .01           (  .05)

Passengers carried                          195,895           193,340           169,489          225,273
Revenue passenger miles (000)                34,722            36,023            32,242           41,707
Available seat miles (000)                   80,044            78,381            72,420           81,122
Passenger load factor                         43.4%             46.0%             44.5%            51.4%
Passenger breakeven load factor               42.4%             45.9%             44.3%            52.5%
Yield per revenue passenger mile              45.3(cent)        43.6(cent)        47.0(cent)       42.8(cent)
Average passenger trip (miles)                177.2             186.3             190.2            185.1
Average passenger fare                      $ 80.33           $ 81.28           $ 89.45          $ 79.33
Operating cost per available
 seat mile                                    19.6(cent)        20.2(cent)        21.4(cent)       22.6(cent)

         Fourth quarter results include adjustments for third quarter estimates. These estimates related to maintenance expenses, USAir service fee expenses and property tax recoveries. After expenses based on third quarter estimates were finalized in the fourth quarter, third quarter maintenance expenses were understated by $420,000 and USAir service fees were understated by $150,000. In addition, after final negotiations with taxing authorities were concluded in the fourth quarter, the savings realized from property tax reevaluations originally anticipated in the third quarter were reduced by $90,000.


         FISCAL 1996

         The operating results for fiscal 1996 continued the positive trend from fiscal 1995. Passenger revenues increased 6.0%, attributable to the improved yield per revenue passenger mile of 44.5(cent) in fiscal 1996 from 42.7(cent) in fiscal 1995. The result of these overall improvements is a current year operating income of $886,000 and a net income of $96,000 versus operating income of $553,000 and a net loss of $362,000 in fiscal 1995. Operating expense increases of 4.6% partially offset the revenue improvement.

         Annual revenues for the 1996 and 1995 fiscal years were $66,234,000 and $63,039,000, respectively. The 5.1% increase over the prior year was due to the absence of low-fare competitors in the Company's markets and to continued industrywide fare growth. Additionally, in February, 1996 the Company implemented local market fares for travel between Company-controlled destinations, thus stimulating travel and increasing revenues. Revenues were significantly hampered, however, by inclement weather in the Company's operating area during the third quarter of 1996. Severe winter storms caused the cancellation of approximately 1,200 flights during this quarter. As a result, the Company estimates that operating revenues were adversely impacted by approximately $1,100,000. Harsh weather in the northeast section of the United States caused further revenue losses as connecting passengers with reservations on the Company's flights were unable to initiate their trips. The Company experienced yield erosion in the months of May and June, 1996. The yield declined from 44.4(cent) in April to 42.5(cent) in May and 41.7(cent) in June. While some slippage in yield is normal, the presence of low-cost/low fare competitors in the Company's service area exacerbated the negative effects. While these pressures have subsided in the first quarter of fiscal 1997, yield fluctuations can be volatile and as such cannot be predicted.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED



RESULTS OF OPERATIONS, CONTINUED

         FISCAL 1996, CONTINUED

         Available seat miles increased 2.2% over fiscal 1995. The growth is primarily due to increased daily service to longer-haul markets, including Columbus, Georgia, Lexington, Kentucky and Lynchburg, Virginia, increasing total weekday departures to 216 from 213 in fiscal 1995. The Company, while able to implement changes in its flight schedule after receiving the consent of USAir, has limited control over the cities it serves as a USAir Express carrier. The Company is not aware of schedule changes being contemplated that would have a significant impact on operations.

         While the number of revenue passengers carried decreased by 7.2%, revenue passenger miles increased 1.6% as compared to fiscal 1995 as a result of changes to the Company's service schedule. Because the low-fare competition of Continental Lite in 1995 was not present in 1996 to depress fares, the Company was able to maintain higher average ticket prices of $82.25 in fiscal 1996 versus $72.01 in fiscal 1995, thus increasing yield per revenue passenger mile to 44.5(cent), an increase of 4.2% over 1995.

         Operating costs per available seat mile increased from 20.5(cent) to 20.9(cent) for fiscal 1995 to 1996. Contributing factors include increases in fuel costs, pilot training expenses, USAir fees and engine overhaul expenses. A portion of these increases were offset by cost reductions recognized in the Company's aircraft hull insurance, professional fees and property tax expenses.

         Flight operations expense increased 4.8% to $23,490,000 in 1996, compared to $22,416,000 in fiscal 1995. In fiscal 1995 reductions in aircraft lease rates were achieved through negotiations with lessors, which the Company continued receiving the benefit of in fiscal 1996. Additionally, more favorable hull insurance rates and reductions in the insured value of the Company's aircraft yielded a decrease in hull insurance expense of 12.9% or $228,000 as compared to 1995. Several factors impacted the pilot salaries, resulting in escalations from $7,428,000 in fiscal 1995 to $8,512,000 in 1996, a 14.6%
increase. Pilot turnover in the fourth quarter was exceptionally high due to recruiting and hiring by the major airlines. Because the internal pilot reserve was depleted, the Company incurred significant training costs in order to maintain necessary crew levels. Additionally, during the period of crew shortages, flight lines were being covered by existing pilot crews at the higher pay rates due to overtime. The effect of these factors in the fourth quarter of 1996 as compared to the same period of 1995 is an increase in salaries and training costs of $480,000, or 30.2%. Furthermore, the final two increases under the pilot salary reduction plan were phased in during October, 1995 and February, 1996. Under the plan negotiated with the Air Line Pilots Association ("ALPA"), pilot salaries were initially reduced by 16% in October, 1994, with 4% of the original concession being reinstated after each subsequent four-month period. Flight attendant salaries increased 6.3% or $62,000 over the previous fiscal year due to scheduled service increases.

         Crew travel expenses, encompassing meal allowances and accommodations, remained relatively unchanged at $1,280,000 and $1,366,000 from fiscal year end 1995 to 1996, respectively. In April, 1996 four new crew bases were established in Lynchburg, Virginia, Cincinnati, Ohio, Lexington, Kentucky and Kinston, North Carolina, placing a total of 14 crews at these locations. While crew bases are designed to reduce crew travel expenses, the savings were not evident for the fiscal year ended June 30, 1996 because of expenses associated with moving the crews. The Company estimates that it will recognize a savings of approximately $250,000 in fiscal 1997 related to the establishment of additional crew bases.

         Fuel and oil expenses are sensitive to market fluctuations in price and ASMs flown. As previously discussed, ASMs grew by only 2.2% over the prior year. However, the escalation of market prices of fuel significantly affected the current year's fuel expense. Fuel expenditures totaled $5,406,000 in fiscal 1995, representing an increase of 15.8% to $6,262,000 in 1996, when the average price per gallon of fuel increased from 67.1(cent) to 75.8(cent). Total fuel consumption was 8.3 million gallons versus 8.1 million gallons in fiscal years 1996 and 1995, respectively. The increase between years was directly related to the increased service schedule. Fuel expense for 1996 includes the 4.3(cent) per gallon federal excise tax on transportation fuels which the Company became obligated to pay on October 1, 1995. As fuel expense is only 9.6% of total operating expenses, the Company does not believe it is cost effective to attempt to manage fuel price risk, thus no derivatives or other off-balance sheet instruments are used for hedging purposes.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED


Results of Operations, continued

         FISCAL 1996, CONTINUED

         Maintenance materials, repairs and overhead experienced an 8.2% increase over the previous year, from $11,619,000 to $12,566,000 in fiscal 1996. The escalation was due exclusively to the increase in annual amortization of engine and gear overhauls from $3,496,000 in 1995 to $4,393,000 in 1996. From March, 1995 through the end of fiscal 1996, expenditures related to overhauls of Dash 8 airframe and engine components were $1,509,000, with amortization lives ranging from 11 to 48 months. Amortization of these overhaul additions was the principal factor in the increase in overhaul expense for the fiscal year ended 1996.

         Ground operations expense increased 6.1% over 1995, as expenses went from $7,386,000 to $7,839,000. The principal factor in the higher expenses is the increase in USAir handling fees that the Company pays as a result of USAir handling the Company's passengers in certain markets. These handling fees have increased as follows: March, 1994 $5.70 per passenger, March, 1995 $6.20 per passenger, July, 1995 $6.50 per passenger and January, 1996 $7.75 per passenger. The increase in handling fees has been mitigated by the schedule changes which enable the Company to handle more of its own traffic and the Company's reimbursement rate for operating Concourse D which increased to $354,000 in January, 1996. The Company cannot predict the timing or extent of any future passenger handling fee adjustments. Inclement weather in the winter months caused an additional $200,000 in aircraft servicing charges in fiscal 1996 as compared to 1995, as deicing fluid purchases drastically increased.

         Advertising, promotion and commissions expense decreased from 14.8% of passenger revenue in fiscal 1995 to 14.1% of passenger revenue in 1996. The reason for this decrease was the revised rate structure for commissions paid to travel agencies, which went into effect during March, 1995. Commissions paid on travel agency-generated tickets decreased from an average of 10.0% in 1995 to 8.9% in 1996. As approximately 80% of tickets collected by the Company are written by travel agencies, the 1996 savings from this structure change was approximately $575,000. Partially offsetting this reduction was an increase in reservations fees charged by USAir. On January 1, 1996, the reservations fee charged changed to a new fee structure resulting in an additional $360,000 in expense ($.90 per passenger) during the last two quarters of the 1996 fiscal year over fees which would have been paid under the old structure. The Company cannot predict the timing or extent of any future reservations fee adjustments.

         Total general and administrative expenses decreased 11.0% or $529,000 from 1995 to 1996. Contributing to this decrease were reductions in professional fees incurred and property tax assessment adjustments. Professional fees were lower due to the absence of extensive lease and union negotiations that were present during prior years. Property tax assessments have been reduced as of the tax year beginning January 1, 1996, going forward through the revaluation of the aircraft fleet to market value as of the date of filing (January 1, 1996) in the Company's most significant ad valorem taxing district, North Carolina. This revaluation and other property tax adjustments resulted in savings in calendar 1996 of $200,000. The Company intends to refile personal property returns for the years available under local statutes (1991-1995), and anticipates refunds of $200,000 related to property reclassifications. Such refunds will be recorded as a reduction of general and administrative expense in the period in which they are received.

         Depreciation and amortization decreased slightly from $1,845,000 in fiscal 1995 to $1,814,000 in 1996, as asset additions for rotable flight equipment, ground equipment and leasehold improvements were minimal in the current year, and thus little depreciation was generated on current-year property additions.

         In fiscal 1996, recognition of net operating loss carryforwards offset income tax expense at the statutory rate, but the Company's effective federal income tax rate was 15.9%, which reflects the impact of the alternative minimum tax on operations. Income tax expense was thus $18,100 versus $0 in 1995. At June 30, 1996 the Company had approximately $7,777,000 of United States Federal regular tax operating loss carryforwards available to offset future taxable income. These carryforwards begin expiring on June 30, 2005.

         The estimates of future results included above are based upon present information regarding operations and future trends. While the Company believes that the estimates constitute its best judgment on future results, the actual results may differ materially from the estimates.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED


RESULTS OF OPERATIONS, CONTINUED


         FISCAL 1995

         The operating results for fiscal 1995 reflect significant improvement over fiscal year 1994. The cost reduction plan initiated by the Company was the principal reason for the improvement. This plan reduced operating costs by 5.3%, even though capacity, as measured by available seat miles, increased 5.5%. The operating expense reductions, while encompassing all functional areas within the Company, were focused on the following areas: aircraft leases, pilot pay and passenger handling. Operating results also benefitted from the improved yield per revenue passenger mile, which increased from 40.3(cent) in fiscal 1994 to 42.7(cent) in fiscal 1995. The result of these improvements was operating income of $553,000 and a net loss of $362,000, as compared to an operating loss of $3,877,000 and net loss of $4,756,000 in fiscal 1994.

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

         Operating costs per available seat mile in fiscal 1995 declined 10.1% from 22.8(cent) to 20.5(cent), as compared to the previous fiscal year. The increases in fuel, maintenance, advertising, general and administrative and depreciation were more than offset by decreases in flight operations and ground operations.

         Flight operations expense decreased by 12.4% in fiscal 1995 to $22,416,000 compared to $25,586,000 in fiscal 1994. The principal reason for this reduction was a 19.1% decrease in aircraft lease expense. See discussion below under Liquidity and Capital Resources. In addition, pilots' salaries and related costs decreased 4.7% in fiscal 1995 as a result of the implementation of a salary reduction plan negotiated with the Air Line Pilots Association (ALPA). The reduced pay levels began in October 1994 and will be phased back in over sixteen months. The plan entailed an initial 16% pay reduction in October 1994. After each subsequent four-month period, an additional 4% of the initial reduction was reinstated until February 1996, at which time the salaries reverted to the levels prior to October 1, 1994. The Company has previously estimated that the ALPA agreement would result in savings of approximately $850,000 from October 1, 1994 through January 31, 1996 at present staffing levels, of which $638,000 would be realized in fiscal 1995. The actual savings were $318,000, which differed from the projection due to the increased block hours flown due to the service schedule increase in the fiscal 1995 fourth quarter.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED


Results of Operations, continued

         FISCAL 1995, CONTINUED

         Crew travel expenses were reduced by 9.7%, or $137,000, in fiscal 1995 as a crew base was established in Augusta, Georgia, to decrease crew per diem and lodging expenses. A Jacksonville, North Carolina crew base was established in August, 1995. Efficient utilization of pilots allowed the Company to operate the increased capacity without adding new pilots, thus pilot training costs consisted only of recurrent training. This efficiency enabled the Company to reduce crew training costs by $160,000, or 34.0%. Flight attendant salaries and related costs increased $77,000 or 7.3%, due to scheduled service increases, and hull insurance expense increased 11.4%, or $182,000, due to rate increases.

         Fuel and oil expense increased to $5,406,000 in fiscal 1995 from $5,202,000 in fiscal 1994. The average cost per gallon of fuel into plane decreased to 67.1(cent) in 1995 from 68.3(cent) in 1994, reflecting the continued savings to the Company from the purchase of fuel through a USAir subsidiary. Total fuel consumption was 8.1 million gallons in fiscal 1995 versus
7.7 million gallons in fiscal 1994. The increase from year to year was a direct result of increased levels of operations.

         Maintenance materials, repairs and overhead increased from $11,270,000 in fiscal 1994 to $11,619,000 in fiscal 1995. The higher costs were attributable to an increase in the number of flight hours flown, however, the cost of maintenance repairs and materials per ASM in fiscal 1995 was 3.8(cent) compared to 3.9(cent) per ASM in fiscal 1994.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED


Results of Operations, continued


         FISCAL 1994, continued

         For fiscal 1994 as in fiscal 1993, the depressed yield per revenue passenger mile led to net operating losses. The yield per revenue passenger showed a steady increase to 44.2(cent) in the three-month period ended March 31, 1994, but at the end of that period, the yield decreased due to USAir's fare reductions as part of its strategy to avoid losing market share. The number of revenue passengers carried decreased by 3% in fiscal 1994 as compared to fiscal 1993; however, the number of revenue passenger miles increased by 8% over the same periods. In fiscal 1994, the Company's passengers on average took longer flights as evidenced by the 12% increase in the length of average passenger trip over fiscal 1993. The number of revenue passengers carried was affected by a reduction in opportunities to connect traffic over the Charlotte hub and weather-related cancellations in January and February of 1994.

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

         Operating costs per ASM in fiscal 1994 declined slightly from 22.9(cent) to 22.8(cent), as compared to the prior fiscal year. The increases in the expense categories of flight operations, ground operations and general and administrative expenses were offset to a degree by decreases in the categories of fuel, maintenance and advertising, promotion and commissions. Flight operations expense had an increase of approximately $375,000 due to the addition of fifteen pilots for anticipated new flying. Those pilots were furloughed in the three-month period ended June 30, 1994. Per-passenger fees charged by USAir for passenger handling and reservations service increased on July 1, 1993, resulting in an aggregate cost increase of approximately $188,000 per month. Those per-passenger fees were reduced on March 1, 1994 resulting in an aggregate cost reduction based on the number of revenue passengers in that period of approximately $234,000 per month. Other efficiencies created by the Company taking over the handling of Concourse D in Charlotte also contributed to the cost reductions. A 40.5% increase in insurance expense affected both flight operations and general and administrative expenses.


LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash needs result from continuing operations including capital expenditures necessary to the operation of its aircraft, and the payment of creditors in accordance with the schedule set forth in its Plan of Reorganization as modified by subsequent agreements. During fiscal 1996 the Company satisfied its cash requirements through internally generated funds and borrowings under a revolving line of credit agreement with an affiliate of an aircraft manufacturer, secured by all of the Company's accounts receivable. The Company also utilized short-term loans from certain directors and officers secured by owned flight equipment, and through the deferral of certain scheduled lease payments pursuant to note agreements to satisfy its cash needs.

         In September, 1995 the Company and Jet Acceptance Corporation ("JACO") restructured the entire remaining amount due to JACO under the bankruptcy plan, including the August 31, 1995 installment of $327,000. The amount due was approximately $1,232,000, net of $402,000 discount at 15% as of June 30, 1995. Under this agreement, the Company issued a promissory note to JACO in the principal amount of $676,000, payable in forty-eight equal monthly installments of $17,727, consisting of principal and interest, beginning on January 30, 1996. Additionally, the remaining balance due under the bankruptcy plan of $690,000 was satisfied in December, 1995 with the issuance of 325,000 shares of the Company's common stock to JACO. The stock must be held by JACO, with certain exceptions, for a minimum of one year from issue date before it can be transferred. In conjunction with this agreement, the Company agreed to accept delivery of four used Jetstream 31 aircraft prior to June 30, 1996. Two Jetstream 31 aircraft were delivered in fiscal 1996. This agreement was modified in September, 1996, and any further commitment for future additional aircraft beyond the two already accepted was eliminated.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED


LIQUIDITY AND CAPITAL RESOURCES,CONTINUED


         RESTRUCTURING

         In September, 1996, the Company made the bankruptcy payment of $166,000 due to the unsecured creditors. After the bankruptcy installments due in September, 1996, the Company has payments to unsecured creditors of $166,000 due annually each August until 1999. The Company intends to make these payments when due.

         During fiscal 1996 the Company had available a line of credit (the "Line") in an amount not to exceed $2,500,000 from British Aerospace Asset Management Turboprops ("AMT"). AMT is an affiliate of JACO and British Aerospace Holdings, Inc., the company that had previously collateralized the Company's bank Line through a loan purchase agreement. The Line of Credit permits the Company to borrow up to 50% of a borrowing base, which consists of the Company's transportation and nontransportation charges to Airlines Clearing House, Inc. ("ACH") or such greater amount as AMT shall determine, but in no event more than $2,500,000. The Line of Credit is secured by all of the Company's accounts receivable, bears interest at prime + 2% and terminates on December 31, 1996, but must extended by AMT for successive one year periods until December 31, 2001. Subsequent to June 30, 1996, AMT committed to increase the maximum credit available to $3,000,000.

         OTHER FINANCING

         During fiscal 1996, the Company obtained several short-term loans from certain directors and officers. Amounts borrowed under these loans ranged from $50,000 to $400,000, and earned interest at the rate of ten percent. The aggregate maximum and average amounts outstanding under these loans were $810,000 and $119,000, respectively. In connection with these loans, the Company issued to the lending parties options or warrants to purchase 69,625 shares of the Company's common stock.

         CAPITAL EXPENDITURES

         Capital expenditures consist of major component overhauls and fixed asset replacement. Capital expenditures in fiscal 1996 were $6,169,000 as compared to $5,437,000 in fiscal 1995. The increase is primarily due to increased expenditures for engine overhauls on the Dash 8 aircraft. The Company projects fiscal 1997 capital expenditures to be approximately $5,900,000. The components of the 1997 capital budget are $5,200,000 of engine overhauls, $500,000 of airframe and landing gear overhauls on the Company's aircraft and $200,000 for other capital items.

         OPERATING CASH FLOW

         The Company receives payments for airline tickets under interline agreements through the Airlines Clearing House one month in arrears. Historically, this payment in arrears has caused significant cash flow problems in the last half of each month. The Company has a line of credit with AMT to provide a steady cash flow between ACH settlements. The Company believes that the restructuring stated above and improved revenue environment will provide sufficient cash flows to provide for continuing operations, capital expenditures and scheduled debt and bankruptcy payments absent adverse changes in current market conditions. If operating cash flows and the Line of Credit are insufficient to meet obligations, the Company has these financing sources available: issuance of stock, short-term loans from officers and directors, extending terms with trade creditors and restructuring aircraft lease payments.

         The Company received with the June Airlines Clearing House ("ACH") payment on the scheduled settlement date of June 28, 1996. However, because the first business day subsequent to receipt of funds was July 1, 1996, the Company maintained possession of the full settlement amount of $5,023,000 as of June 30, 1996. Ordinarily, AMT accesses the settlement on the first business day subsequent to the transfer utilizing amounts necessary to satisfy the Line of Credit balance ($2,500,000 plus interest of $20,000 at June 30, 1996) and accrued aircraft lease payments due to JACO ($351,000) returning the remaining cash funds to the Company's account. Other short-term liabilities not settled from the residual funds on July 1, 1996 included outstanding loans from Company Directors and Officers in the amount of $810,000. Because of the timing of the ACH settlement, the Company also delayed its June 28, 1996 employee payroll to July 1, 1996. Also, accounts payable reflect an increase of $1,488,000 over June 30, 1995 from $4,058,000 to $5,546,000 as of June 30, 1996.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED


Liquidity and Capital Resources, continued

         OPERATING CASH FLOW, continued

         Accounts receivable increased to $5,937,000 in fiscal 1996 from $5,517,000 in fiscal 1995. The increase is attributable to greater passenger revenue in June, 1996 versus June, 1995 resulting from increased passenger traffic plus an increase in subcontracted handling fees billed to USAir.

         Related party receivables went from $1,000,000 in fiscal 1995 to $0 in 1996 as the receivable amount of $1,000,000 recorded in June, 1995 related to the sale and leaseback of certain aircraft engines was received in July, 1995. This sale and leaseback transaction was with a partnership consisting of various members of the Company's Board of Directors.

         Other noncurrent assets increased from $35,000 in fiscal 1995 to $632,000 in 1996 as prepayments for engine overhauls expected to be completed in a time period greater than the next twelve months increased by $595,000 over the respective balance sheet dates.

         Accounts payable increased to $5,546,000 in fiscal 1996 as compared to $4,058,000 in fiscal 1995 due to the extension of terms with trade creditors and the timing of payments. Notes payable, including current maturities, decreased from $3,338,000 in fiscal 1995 to $2,226,000 in 1996 due to the issuance of stock to satisfy $691,000 in long-term debt and scheduled debt payments.


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

                                             CCAIR, INC.

DATE:    September 27, 1995                  BY: /s/ Kenneth W. Gann
                                                 ---------------------
                                                 Kenneth W. Gann, President and
                                                 Chief Executive Officer

         Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         SIGNATURES                                           TITLE                          DATE

  /s/ Kenneth W. Gann                       Chairman of the Board of Directors,            September  27, 1996
- ----------------------------                Chief Executive Officer, President
Kenneth W. Gann                             (Principal Executive Officer)


  /s/ Eric W. Montgomery                    Vice President of Finance;                     September  27, 1996
- ---------------------------                 (Principal Financial Officer,
 Eric W. Montgomery                         Principal Accounting Officer)


  /s/ John A. Adams                         Director                                       September  27, 1996
- -----------------------------
John A. Adams


  /s/ K. Ray Allen                          Director                                       September  27, 1996
- --------------------------------
K. Ray Allen


  /s/ Gordon Linkon                         Director                                       September  27, 1996
- ------------------------------
Gordon Linkon


  /s/ Dean E. Painter, Jr.                  Director                                       September  27, 1996
- ------------------------------
Dean E. Painter, Jr.

                                   CCAIR, INC.

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULE

                                                                       PAGE NO.


REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS                                    F-2


FINANCIAL STATEMENTS:


         Balance Sheets as of June 30, 1996 and 1995                        F-3


         Statements of Operations for the Years ended June 30,
          1996, 1995 and 1994                                               F-4


         Statements of Changes in Shareholders' Equity for the Years
          ended June 30, 1996, 1995 and 1994                                F-5


         Statements of Cash Flows for the Years ended
          June 30, 1996, 1995 and 1994                                      F-6


         Notes to Financial Statements                                 F-7-F-16


FINANCIAL STATEMENT SCHEDULE:


         II       Valuation and Qualifying Accounts for the Years ended
                   June 30, 1996, 1995 and 1994                             S-1


         All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission have been omitted because they are not applicable, not required or the information presented has been furnished elsewhere.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


TO CCAIR, INC.:

         We have audited the accompanying balance sheets of CCAIR, Inc. (a Delaware corporation) as of June 30, 1996 and 1995, and the related statements of operations and changes in shareholders' equity and cash flows for each of the three years in the period ended June 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CCAIR, Inc. as of June 30, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 1996, in conformity with generally accepted accounting principles.

         Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index to financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




Charlotte, North Carolina,                            ARTHUR ANDERSEN LLP
September 27, 1996.

                                   CCAIR, INC.

                                 BALANCE SHEETS
                             JUNE 30, 1996 AND 1995
                            -------------------------

     ASSETS                                            1996                         1995
                                                   -----------                  -----------
Current assets:
  Cash and cash equivalents                        $ 5,059,665                  $    56,995
  Receivables, principally traffic,
   less allowance for doubtful
   receivables of $50,000 in 1996
   and $86,800 in 1995                               5,937,222                    5,517,072
  Related party receivable (Note 8)                    -0-                        1,000,000
  Inventories, less allowance for
   obsolescence of $466,000 in 1996
   and 1995                                          1,758,453                    1,784,885
  Prepaid expenses                                   1,410,113                    1,354,130
                                                   -----------                  -----------
          Total current assets:                     14,165,453                    9,713,082
                                                   -----------                  -----------

Property and equipment, at cost:
  Flight equipment and leasehold improvements       20,700,870                   20,380,436
  Ground and other property and equipment            4,135,574                    4,383,803
                                                   -----------                  -----------
                                                    24,836,444                   24,764,239
   Less accumulated depreciation
    and amortization                               (12,504,463)                 (12,358,632)
                                                   -----------                  -----------
                                                    12,331,981                   12,405,607
                                                   -----------                  -----------
Other noncurrent assets                                632,244                       34,542
                                                   -----------                  -----------

          Total assets                             $27,129,678                  $22,153,231
                                                   ===========                  ===========


     LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Notes payable and current maturities
   of long-term debt                               $   854,438                  $ 1,475,047
  Short-term borrowings                              3,310,000                      100,000
  Current obligations under capital leases             373,266                      350,377
  Accounts payable                                   5,546,146                    4,058,097
  Accrued expenses                                   5,441,201                    4,288,320
                                                   -----------                  -----------
          Total current liabilities                 15,525,051                   10,271,841
Long-term debt, less current maturities              1,371,328                    1,863,371
Capital lease obligations, less current
 obligations                                         2,638,967                    3,012,217
Deferred credits, net of amortization of
 $1,805,462 in 1996 and $1,380,735 in 1995           1,757,436                    1,973,097
                                                   -----------                  -----------
          Total liabilities                         21,292,782                   17,120,526
                                                   -----------                  -----------

Commitments and contingencies (Notes 5, 7
   and 11)

Shareholders' equity:
  Common stock, $.01 par value, 10,000,000 shares
   authorized, 7,740,695 and 7,400,695 issued and
   outstanding at June 30, 1996 and 1995,
   respectively                                         77,407                       74,007
  Additional paid-in capital                        17,725,184                   17,020,148
  Accumulated deficit                              (11,965,695)                 (12,061,450)
                                                   -----------                  -----------
       Total shareholders' equity                    5,836,896                    5,032,705
                                                   -----------                  -----------

          Total liabilities and
           shareholders' equity                    $27,129,678                  $22,153,231
                                                   ===========                  ===========

           The accompanying notes to financial statements are an integral part of these balance sheets.

                                   CCAIR, INC.

                            STATEMENTS OF OPERATIONS
                FOR THE YEARS ENDED JUNE 30, 1996, 1995 AND 1994
                            ------------------------


                                                        1996                      1995                       1994
                                                     -----------               -----------                -----------
Operating revenue:
  Passenger                                          $64,482,156               $60,804,001                $60,062,853
  Public service                                         352,888                   695,047                    814,192
  Other, principally freight
   and charter                                         1,398,657                 1,539,652                  1,215,382
                                                     -----------               -----------                -----------

                                                      66,233,701                63,038,700                 62,092,427
                                                     -----------               -----------                -----------

Operating expenses:
  Flight operations                                   23,490,322                22,415,288                 25,586,446
  Fuel and oil                                         6,261,716                 5,406,055                  5,202,135
  Maintenance materials and repairs                   12,565,634                11,619,432                 11,269,951
  Ground operations                                    7,838,926                 7,390,643                  9,025,532
  Advertising, promotion and
   commissions                                         9,104,225                 9,006,992                  8,920,815
  General and administrative                           4,273,030                 4,802,454                  4,369,407
  Depreciation and amortization                        1,813,533                 1,844,683                  1,594,812
                                                     -----------               -----------                -----------

                                                      65,347,386                62,485,547                 65,969,098
                                                     -----------               -----------                -----------

          Operating income (loss)                        886,315                   553,153                 (3,876,671)

Interest expense                                      (  761,433)               (  920,528)                (  819,519)
Other income (expense), net                           (   11,027)                    5,252                 (   59,579)
                                                     -----------               -----------                -----------

          Income (loss) before
           income taxes                                  113,855                (  362,123)                (4,755,769)
          Provision for income taxes                  (   18,100)                  -0-                        -0-
                                                     -----------               -----------                ------------

          Net income (loss)                          $    95,755               $(  362,123)               $(4,755,769)
                                                     ===========               ===========                ===========

Income (loss) per common share                       $       .01               $(      .05)               $(      .68)
                                                     ===========               ===========                ===========

Weighted average common and common
 equivalent shares outstanding                         7,969,314                 7,381,729                  7,005,957
                                                     ===========               ===========                ===========

             The accompanying notes to financial statements are an integral part of these statements.

                                   CCAIR, INC.

                  STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                FOR THE YEARS ENDED JUNE 30, 1996, 1995 AND 1994
                            -------------------------



                                                COMMON STOCK          ADDITIONAL
                                              ----------------         PAID-IN     ACCUMULATED
                                              SHARES     AMOUNT        CAPITAL       DEFICIT         TOTAL
                                              ------     -----         -------      --------         -----


Balances, June 30, 1993                     6,664,195    $66,642     $14,197,224   $( 6,943,558)   $7,320,308

Net loss                                      ----         ---          ----        ( 4,755,769)   (4,755,769)

Issuance of stock to vendors                  650,000      6,500       2,526,507        ----        2,533,007

Exercise of options                            67,000        670         273,455        ----          274,125
                                            ---------    -------     -----------   ------------    ----------

Balances, June 30, 1994                     7,381,195    $73,812     $16,997,186   $(11,699,327)   $5,371,671

Net loss                                      ----         ---          ----        (   362,123)    ( 362,123)

Exercise of options                            19,500        195          22,962        ----           23,157
                                            ---------    -------     -----------   ------------    ----------

Balances, June 30, 1995                     7,400,695    $74,007     $17,020,148   $(12,061,450)   $5,032,705

Net income                                    ----         ---          ----             95,755        95,755

Issuance of stock to lessor                   325,000      3,250         687,375        ----          690,625

Exercise of options                            15,000        150          17,661        ----           17,811
                                            ---------    -------     -----------   ------------    ----------

Balances, June 30, 1996                     7,740,695    $77,407     $17,725,184   $(11,965,695)   $5,836,896
                                            =========    =======     ===========   ============    ==========


             The accompanying notes to financial statements are an integral part of these statements.

                                   CCAIR, INC.

                            STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED JUNE 30, 1996, 1995 AND 1994
                            ------------------------


                                                                       1996                1995               1994
                                                                   -----------         -----------        -----------
 Cash flows from operating activities:
   Net income (loss)                                               $    95,755         (  362,123)        $(4,755,769)
   Adjustments to reconcile net income
    (loss) to net cash provided by
    operating activities:
     Note discount amortization                                        201,503             328,238            376,825
     Depreciation and amortization                                   6,206,823           5,388,356          4,792,962
     Lease expense in excess of payments                                20,496             696,788            ----
     Loss on disposal of assets                                         31,855              36,902             58,310
     Changes in certain assets
      and liabilities:
       Receivables, net                                                579,850          (  272,290)        (1,886,218)
       Inventories, net                                                 26,432             407,334             89,941
       Accounts payable                                              1,488,049           1,046,894          1,569,749
       Accrued expenses                                              1,152,881          (  562,790)         3,332,579
       Other note payable                                              ----             (  801,000)           801,000
       Other changes, net                                           (  889,841)          1,594,916         (1,458,643)
                                                                   -----------         -----------        -----------
            Net cash provided by
             operating activities                                    8,913,803           7,501,225          2,920,736
                                                                   -----------         -----------        -----------

 Cash flows from investing activities:
   Capital expenditures                                             (6,169,304)         (5,437,286)        (4,887,696)
   Proceeds from sale of assets                                          4,250              44,539             23,255
                                                                   -----------         -----------        -----------
            Net cash used in
             investing activities                                   (6,165,054)         (5,392,747)        (4,864,441)
                                                                   -----------         -----------        -----------

 Cash flows from financing activities:
   Issuance of common stock                                             17,811              23,157            274,125
   Issuance of notes and long-term debt                                530,281             620,211          3,507,351
   Short-term borrowings, net                                        3,210,000             100,000         (   91,340)
   Reductions of notes and long-term debt,
    including payments under capital
    lease obligations                                               (1,504,171)         (3,445,871)        (3,840,568)
                                                                   -----------         -----------        -----------
            Net cash provided (used)
             by financing activities                                 2,253,921          (2,702,503)        (  150,432)
                                                                   -----------         -----------        -----------
 Net increase (decrease) in cash                                     5,002,670          (  594,025)        (2,094,137)
 Cash, beginning of period                                              56,995             651,020          2,745,157
                                                                   -----------         -----------        -----------
 Cash, end of period                                               $ 5,059,665         $    56,995        $   651,020
                                                                   ===========         ===========        ===========


        The accompanying notes to financial statements are an integral part of these financial statements.

                                   CCAIR, INC.

                          NOTES TO FINANCIAL STATEMENTS
                              --------------------


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         A summary of the significant accounting policies applied in the preparation of these financial statements follows:

         NATURE OF OPERATIONS AND BASIS OF PRESENTATION - CCAIR, Inc. is an independent regional airline providing scheduled passenger service as USAir Express in the southeast United States. CCAIR, Inc. operates within one industry (air transportation) and, accordingly, no segment information is provided.

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

         INVENTORIES - Inventories consist principally of expendable spare parts and operating supplies and are valued at the lower of cost or market, determined on an average cost basis. Expendable parts are recorded as inventory when purchased and charged to operations as used. At June 30, 1996 and 1995, inventories included approximately $357,000 and $380,000, respectively, of parts held for resale, net of a $158,000 reserve for obsolescence.

         PREPAID EXPENSES - Prepaid expenses include prepaid insurance and prepaid maintenance (see "Maintenance" section of Note 1 for additional discussion).

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

                              --------------------

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

         MAINTENANCE - Maintenance and repairs are expensed as incurred except for major overhauls. The costs of major overhauls are capitalized when incurred and amortized over the period to the next overhaul (generally 1-4 years). The Company has entered into two maintenance agreements under which the Company prepays for certain engine overhauls based on hours flown. At the time of overhaul, the Company transfers related prepaid amounts to property and equipment, and begins amortization over the period to the next overhaul (generally 1-4 years). At June 30, 1996 and 1995, approximately $1,132,000 and $553,000, respectively, has been prepaid under the agreements, of which approximately $537,000 and $553,000 is included in prepaid expenses on the accompanying 1996 and 1995 balance sheets. The remaining $595,000 is included in other noncurrent assets in the accompanying 1996 balance sheet as it relates to overhauls that management expects not to occur within the next twelve months.

         DEFERRED CREDITS - As incentives for the Company to integrate new aircraft into its fleet, certain aircraft manufacturers have provided the Company with cash, spare parts and other credits. These deferred credits are amortized on a straight-line basis over the terms of the related operating leases as reductions in rent expense. In addition, beginning in fiscal 1995, deferred credits also include lease expense in excess of lease payments (see Note 5).

         INCOME TAXES - The Company accounts for income taxes according to the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," ("SFAS 109") which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse (see Note 9).

         FAIR VALUE OF FINANCIAL INSTRUMENTS - The carrying amount of the Company's financial instruments approximates fair value at June 30, 1996 and 1995.

         INCOME (LOSS) PER COMMON SHARE - Income (loss) per common share is based on the weighted average number of common shares outstanding after consideration of the effect of common stock equivalents.

         USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         RECLASSIFICATIONS - Certain amounts included in prior years' financial statements have been reclassified to conform with 1996 presentation.

                                   CCAIR, INC.

                              --------------------


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

         5. Compromise of claims for prepetition and postpetition accrued aircraft lease payments; assumption of certain aircraft leases, payment of accrued prepetition and postpetition lease payments on rejected aircraft leases and settlement payments at the effective date as well as in future equal annual installments over up to eight (8) years (see Note 7).

                                   CCAIR, INC.

                              --------------------

3.       USAir AGREEMENT

         The Company and USAir Group, Inc. ("USAir"), an unaffiliated company, have entered into an agreement (the "Agreement") expiring on October 31, 1998, whereby the Company provides regional air service on air routes of USAir. The majority of passenger revenue is generated from the Agreement through joint passenger fares and division of revenue with USAir. The Company receives use of various USAir service marks including use of the designator code and USAir logo and color patterns. Under the contract, the Company is obligated to pay USAir for reservation services and various ground support services (exclusive of aircraft fueling).

         The Company is required to maintain certain flight completion factors and to meet other conditions as specified in the Agreement. Should an event of default occur, the Agreement provides that USAir has the right to terminate the Agreement upon ten (10) days' written notice. The Agreement also provides that it may be terminated by either party upon 180 days' notice.

         A summary of other transactions and year-end account balances with USAir and subsidiaries is as follows:

                                                        1996                 1995                 1994
                                                     -----------          -----------          -------
         Service fees expense                        $ 5,550,962          $ 4,839,916          $ 5,604,302
         Passenger revenue receivable                  4,992,157            4,878,676            4,426,969
         Amounts payable                               1,351,120            1,660,404            1,564,510

         Due to the Company's revenue-sharing arrangement and operational ties with USAir, the Company is, to an extent, currently economically dependent upon USAir. For the six (6) months ended June 30, 1996 and the years ended December 31, 1995 and 1994, USAir reported net income (losses) applicable to common stockholders of approximately $124,000,000, $34,000,000 and ($763,000,000), respectively.

4.       ACCRUED EXPENSES

         Accrued expenses by major classification are as follows:

                                                                             1996                 1995
                                                                          ----------           -------
         Salaries and wages, vacation pay
          and related payroll taxes                                       $2,505,445           $1,974,675
         Accrued ground and passenger charges                              1,677,384            1,660,065
         Accrued property and excise taxes                                   330,423              400,176
         Accrued leases                                                      898,233              240,621
         Other accrued expenses                                               29,716               12,783
                                                                          ----------           ----------
                                                                          $5,441,201           $4,288,320
                                                                          ==========           ==========


5.       LEASE TRANSACTIONS

         The Company operates using significant amounts of leased property, including aircraft, equipment and facilities. Leases generally are on a long-term, net rent basis whereby taxes, insurance and maintenance are paid by the Company. Rental expenses incurred under all operating leases totaled approximately $11,200,000, $10,934,000, and $13,800,000 for the years ended June 30, 1996, 1995 and 1994, respectively. Monthly rentals under one operating lease are required to be paid in full each month at the time receivables are collected from the Airlines Clearing House. Flight and ground equipment with a capitalized cost of approximately $4,498,000 is included in property and equipment, less accumulated amortization at June 30, 1996 and 1995 of approximately $2,485,000 and $2,031,000, respectively.

                                   CCAIR, INC.

                              --------------------

5.       LEASE TRANSACTIONS, CONTINUED

         The Company leases aircraft and certain equipment from three different lessors. In fiscal 1994, the Company failed to meet certain lease payment obligations totaling approximately $585,000 under aircraft lease agreements with Mellon Financial Services Corporation #3 ("Mellon"), resulting in cancellation of the related agreements. The Company operated the aircraft under interim leases with Mellon through November, 1994. In November, 1994, CIT Leasing Corporation ("CIT"), acquired the four Dash 8 aircraft from Mellon. The Company subsequently signed new lease agreements with CIT, which expire in June, 2007, resulting in an annual reduction of approximately $516,000 in aircraft rental payments. As a result, during the second quarter of fiscal 1995, the Company reversed the $585,000 of accrued rental payments previously due to Mellon as a reduction of flight operations expense.

         In July, 1995, the Company did not make a lease payment due Shorts amounting to $306,000. The Company and Shorts are currently negotiating the settlement of this liability. While the terms are indefinite, the Company has recorded the lease payment as a current liability.

         The Company entered into a revised aircraft lease agreement with Shorts, effective October 1, 1994, for the Company's nine Shorts 360 aircraft. This revised agreement provided for reductions in lease payments aggregating approximately $94,000 per month for the remainder of the lease term. In addition, the Company entered into a revised aircraft agreement with Jet Acceptance Corporation ("JACO"), effective September 1, 1994, for the Company's twelve Jetstream 31 aircraft. This revised agreement provided for reductions in lease payments aggregating approximately $98,000 per month through December 31, 1995. In September, 1995, JACO agreed to extend the lease reductions for the remainder of the lease term. The JACO lease reductions would cease in the event of a change in control of the Company. Additionally, the Company has agreed to lease replacement Jetstream 31 aircraft, at further reduced rates through December, 2001, upon the expiration of seven of the current leases with JACO during calendar years 1997, 1998 and 1999. The Company also committed to lease two additional Jetstream 31 aircraft during 1995, which were leased by the Company in June and December, 1995. The lease terms for the additional aircraft expire in December, 2001. The Company has accounted for the modifications to the JACO lease agreements as they have occurred. As a result, the Company recorded a deferred credit of approximately $906,000, representing the excess of rent expense recorded on a straight line basis over actual payments made from September, 1994 through September, 1995. This amount will reduce lease expense over the remaining term of the leases. At June 30, 1996 $717,000 (net of amortization of $189,000) of such excess rent expense is included in deferred credits on the accompanying balance sheets.

         Future minimum lease payments required under capital and noncancelable operating leases with terms of greater than one year, under these new lease agreements, are as follows:

                                                          CAPITAL                OPERATING
   Years Ended June 30:                                    LEASES                 LEASES
                                                        ----------             ---------
            1997                                           563,525               10,889,544
            1998                                           463,567               10,819,244
            1999                                           342,588               10,512,058
            2000                                           347,722               10,424,640
            2001                                           374,580                9,542,620
            Thereafter                                   2,062,829               24,781,810
                                                        ----------             ------------
                 Total lease payments                    4,154,811             $ 76,969,916
                                                                               ============
   Less amounts representing interest                    1,142,578
                                                        ----------
                                                         3,012,233
   Less current obligations                                373,266
                                                        $2,638,967
                                                        ==========

6.       SHORT-TERM BORROWINGS

         In February, 1995, the Company obtained a line of credit (the "Line of Credit") in an amount not to exceed $2,500,000 from British Aerospace Asset Management Turboprops ("AMT"), formerly JSX Capital Corporation. AMT is an affiliate of Jet Acceptance Corporation, the leasing company for the Company's fleet of Jetstream 31 aircraft, and British Aerospace Holdings, Inc., the company that had previously collateralized the Company's line of credit from NationsBank, N.A. through a loan purchase agreement.

                                   CCAIR, INC.

                              --------------------


6.       SHORT-TERM BORROWINGS, CONTINUED

         The Line of Credit permits the Company to borrow up to 50% of a borrowing base, consisting of the Company's transportation and nontransportation charges to Airlines Clearing House, Inc. or such greater amount as AMT shall determine, but in no event more than $2.5 million. Subsequent to June 30, 1996, AMT agreed to increase the maximum credit available to $3 million. The Line of Credit is secured by all of the Company's accounts receivable, bears interest at prime + 2% and terminates on December 31, 1996, but must be extended by AMT pursuant to the BAI term sheet agreement entered into during the bankruptcy period. Under this agreement, the Line of Credit may not be terminated until the termination date of the last remaining aircraft sublease assumed or entered into pursuant to the bankruptcy Reorganization Plan. This date is December 31, 2001. While the minimum commitment under this agreement is $1,500,000, the Company anticipates the Line of Credit will be extended at $3,000,000. Under the provisions of the Line of Credit, the Company must comply with certain restrictive operational covenants. Average amounts outstanding under the credit line were approximately $1,825,000 and $1,715,000 during 1996 and 1995, respectively. There was $2,500,000 and $-0- outstanding under the Line of Credit at June 30, 1996 and 1995, respectively.

         During fiscal 1996 and 1995, the Company obtained short-term loans from certain directors and officers. Amounts borrowed under these loans ranged from $50,000 to $400,000 during fiscal 1996 and $30,000 to $400,000 during fiscal 1995. Interest at rates related to these loans were ten percent during fiscal 1996 and seven to ten percent during fiscal 1995. The aggregate maximum and average amounts outstanding under these loans were $810,000 and $119,000 during fiscal 1996 and $600,000 and $157,000 during fiscal 1995, respectively. At June 30, 1996 and 1995, $810,000 and $100,000, respectively, were outstanding under these loans. In connection with these loans, the Company issued to the lending officers and directors options and warrants to purchase 69,625 and 78,425 shares of the Company's common stock during fiscal 1996 and 1995, respectively (see Note 10).


7.       LONG-TERM DEBT AND NOTES PAYABLE

         Long-term debt and notes payable as of June 30, are as follows:

                                                                                   1996                  1995
                                                                                ----------            ---------
         Note payable to aircraft manufacturer due in monthly
          installments of $22,625 through September 1, 1999,
          including interest at 10%                                             $  750,700               -0-
         Note payable to aircraft manufacturer due in monthly
          installments of $17,727 through December 31, 1999,
          including interest at 10%, less $73,866 discount at
          15% at June 30, 1996                                                     564,570               -0-
         Notes payable, noninterest bearing, to unsecured vendors in annual installments through 2000, less $130,833 and $203,986
          discount at 15% at June 30, 1996 and 1995, respectively                  533,170               626,018
         Notes payable, noninterest bearing, to aircraft
          manufacturers and their affiliates
          less $445,161 discount at 15% at
          June 30, 1995, restructured in 1996                                      -0-                $1,698,971
         Notes payable, noninterest bearing, to parts suppliers
          in annual installments through 1996, less $1,527
          discount at 15% at June 30, 1995, restructured in 1996                   -0-                    68,708
         Notes payable, taxing authorities in annual installments
          prepaid in full in 1996                                                  -0-                   163,276
         Other notes payable                                                       377,326               781,445
                                                                                ----------            ----------
                                                                                 2,225,766             3,338,418
         Less current maturities                                                   854,438             1,475,047
                                                                                ----------            ----------
                                                                                $1,371,328            $1,863,371
                                                                                ==========            ==========

         Principal maturities of long-term debt and notes payable are $854,438 in 1997; $491,176 in 1998; $560,717 in 1999; $319,435 in 2000 and $-0-
         in 2001.

                                   CCAIR, INC.

                              --------------------



7.       LONG-TERM DEBT AND NOTES PAYABLE, CONTINUED

         On August 31, 1994, the Company did not make a bankruptcy plan annual installment payment of $254,000 to Shorts. On March 21, 1995 the Company entered into a $573,000 note agreement with Shorts, whereby the Company agreed to repay the $254,000, along with $318,500 in missed lease payments (see Note 5), in three equal installments due June 1, July 1, and August 1, 1995, along with interest at 10%. At June 30, 1995, $378,500 remained due to Shorts under this note agreement. In September, 1995, the Company reached an agreement with Shorts to restructure the payment of their outstanding note payable and the payment of the entire remaining amount due to Shorts under the bankruptcy plan (approximately $466,000, net of $43,000 discount at 15% as of June 30, 1995). Under this agreement, in consideration of the past due note payable as well as the remaining bankruptcy payments, the Company issued a promissory note to Shorts in the principal amount of $892,067, payable in forty-eight equal monthly installments of $22,625, consisting of principal and interest, beginning on October 1, 1995. At June 30, 1996, $750,700 was outstanding on this note.

         A bankruptcy plan annual installment payment of $242,000, originally due to JACO on August 31, 1994, was paid in four equal installments during fiscal 1995. The Company did not pay a bankruptcy plan annual payment of $327,000 to JACO, originally due August 31, 1995. In September, 1995, the Company reached an agreement with JACO to restructure the payment of the entire remaining amount due to JACO under the bankruptcy plan (approximately $1,232,000, net of $402,000 discount at 15% as of June 30, 1995). Under this agreement, the Company issued a promissory note to JACO in the principal amount of $676,000, payable in forty-eight equal monthly installments of $17,727, consisting of principal and interest, beginning on January 30, 1996. Interest at 10% per annum accrued beginning on September 1, 1995. At June 30, 1996, $564,570 was outstanding on this note. Additionally, the remaining balance due under the bankruptcy plan, subsequent to the issuance of the above promissory note, was satisfied with the issuance of 325,000 shares of the Company's common stock. The stock must be held by JACO, with certain exceptions, for a minimum of one year from issue date before it can be transferred.


8.       RELATED-PARTY TRANSACTIONS

         On June 30, 1995, the Company entered into a sale and leaseback transaction with Adallipa Partners ("the Partnership"), a North Carolina partnership acting through its agent, CLG, Inc., whereby the Company sold and simultaneously leased back certain aircraft engines. The Partnership was formed June 30, 1995, by certain members of the Company's Board of Directors, for the purpose of entering into the sale and leaseback transaction. CLG, Inc. is owned by a member of the Company's Board of Directors. The Company received $1,000,000 in consideration for the engines in July, 1995, which amount is included on the accompanying June 30, 1995, balance sheet as related party receivable. Initially, the Company recorded a deferred gain of $70,000, in connection with the sale and leaseback transaction, which is included in noncurrent rent and other liabilities in the accompanying June 30, 1996 and 1995 balance sheets. The unamortized deferred gain is approximately $47,000 at June 30, 1996. To induce the Partnership to enter into this transaction, the Company issued to the Partnership a warrant to purchase 250,000 shares of the Company's common stock (see
         Note 10).

         The Company paid fees of $27,000, $62,000 and $90,000 in fiscal years 1996, 1995 and 1994, respectively, to a consulting firm which is fifty-percent owned by a member of the Board of Directors. Additionally, the Company paid consulting fees of $54,000 for the year ended June 30, 1994 to a member of the Board of Directors.

                                   CCAIR, INC.

                              --------------------



9.       INCOME TAXES

         The Company's effective tax rate on income before income taxes differs from the U.S. statutory federal tax rate as follows:

                                                             YEAR ENDED JUNE 30
                                                       1996         1995          1994
                                                      ------       ------        -----
Income tax expense (benefit) at statutory rate         35.0  %     (35.0)%       (35.0)%
NOL carryforwards recognized/not
 currently recognizable                              ( 35.0)        35.0          35.0
Impact of alternative minimum tax                      15.9          -0-           -0-
                                                      -------       -------       -----
Effective income tax rate                              15.9  %       -0-   %       -0-   %
                                                      =======       =======       =======


         Significant components of the Company's deferred income tax assets and liabilities at June 30, 1996 and 1995 are as follows:

         Deferred tax assets:                                  1996                      1995
                                                          ---------------          --------------
           Receivables                                    $    20,000              $     35,000
           Inventories                                        186,000                   186,000
           Accrued expenses                                   319,000                   325,000
           Rent obligations                                    32,000                   281,000
           Net operating loss carryforwards                 3,111,000                 3,129,000
           Alternative minimum tax carryforward                18,100                     -0-
           Investment tax credit carryforwards                 60,000                    60,000
           Valuation allowance                            ( 2,362,100)               (2,592,000)
                                                           -----------               -----------
           Total deferred tax asset                         1,384,000                 1,424,000
         Deferred tax liabilities:
           Property and equipment                         ( 1,384,000)               (1,424,000)
                                                           -----------               ------------
         Net deferred tax                                 $     -0-                  $     -0-
                                                          ===============            =============


         At June 30, 1996, the Company had approximately $7,777,000 of U. S. Federal regular tax operating loss carryforwards available to offset future U. S. Federal taxable income, which begin expiring on June 30, 2005. A valuation allowance has been recognized to offset the related deferred tax assets due to the uncertainty of realizing the benefit of the loss carryforwards. The Company has $60,000 of investment tax credit carryforwards that expire beginning June 30, 1999 and $18,100 of alternative minimum tax credit carryforwards which are available to reduce future federal regular income taxes over an indefinite period.


10.      STOCK OPTIONS

         The Company has adopted a stock option plan (the "Stock Option Plan") under which options may be granted to officers, employees and directors. Options granted under the Stock Option Plan are exercisable at the market value of the shares at the date of grant. The options are exercisable over a period not to exceed ten years.
         84,200 shares are reserved for future grants as of June 30, 1996.

                                   CCAIR, INC.

                              --------------------

10.      STOCK OPTIONS, CONTINUED

         Information with respect to the Stock Option Plan follows:

                                                       1996              1995             1994
                                                    ----------        ----------       ----------
         Options outstanding, at July 1               638,668           666,668          308,668
         Options granted                              150,300           616,500          565,000
         Options exercised                           ( 15,000)         ( 19,500)       (  67,000)
         Options cancelled                           (  5,000)        ( 625,000)       ( 140,000)
                                                    ----------         ---------        ---------
         Options outstanding at June 30               768,968           638,668          666,668
                                                   ==========         =========        =========
         Options exercisable at June 30               761,593           622,668          231,668
                                                   ==========         =========        =========
         Option price per share, granted and
          outstanding, at June 30                  $.50-$3.25      $.50-$1.4375       $.50-$4.50
                                                   ==========      ============       ==========


         During fiscal 1995, the Company cancelled 533,000 outstanding options to purchase shares of the Company's common stock, which options had been previously granted under the Stock Option Plan. Simultaneously, the Company granted 533,000 additional options at an exercise price equal to the market price on the date of grant, subject to terms as defined in the Stock Option Plan.

         During fiscal 1996 and 1995, in connection with the short-term loans from officers and directors discussed in Note 6, the Company issued to certain officers options to purchase 17,125 and 22,125 shares of the Company's common stock, at an exercise price equal to the market price on the date of grant. The options become exercisable six months from the date of grant, expire ten years from the date of grant and are subject to other provisions as defined in the Stock Option Plan. The Company also issued to certain directors warrants to purchase 52,500 and 56,250 shares of the Company's common stock, at an exercise price equal to market price on the date of grant during fiscal 1996 and fiscal 1995, respectively. The warrants expire ten years from the date of grant.

         On June 30, 1995, in connection with the sale and leaseback transaction discussed in Note 8, the Company issued to the Partnership a warrant to purchase 250,000 shares of the Company's common stock, at an issue price equal to the fair market value of the Company's common stock on June 30, 1995. The warrant carries a three-year term for exercise.


11.      COMMITMENTS AND CONTINGENCIES

         The Company has been engaged with representatives of and counsel for Her Majesty the Queen in Right of Canada as Represented by the Ministry of Industry, Science and Technology (the "Ministry") in discussions and negotiations regarding the reimbursement obligation, if any, of the Company to the Ministry arising from the change in lessor for the four
         (4) de Havilland DHC-8-102 aircraft (the "Aircraft") leased by the Company. The Ministry has informed the Company that the new lessor, CIT Group/Capital Equipment Financing, Inc. ("CIT") made a claim under certain economic development insurance provided by the Ministry to the former lessor, Mellon Financial Services Corporation #3 ("Mellon"), when the Company entered into new lease agreements with CIT for the Aircraft in December of 1994. The Ministry asserts that it has a right to reimbursement in the amount of $16,996,995 but has proposed that the Company agree to pay $6,000,000 secured by a pledge of an undetermined number of shares of the Company's common stock.

         The Company does not have an agreement with the Ministry regarding the economic development insurance and has not acknowledged any obligation to reimburse the Ministry for claims paid under the original leases at the same time that the Company entered into new leases with CIT. The Company has made certain proposals for future consideration to resolve the Ministry's claim. It is uncertain whether the Company and the Ministry will reach an agreement on future considerations. Based on information presently available to CCAIR, management believes that the ultimate outcome of this matter will not have a material impact on the financial condition or results of operations of the Company.

                                   CCAIR, INC.

                              --------------------

11.      COMMITMENTS AND CONTINGENCIES, CONTINUED


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


12.      SUPPLEMENTAL CASH FLOW INFORMATION

         Cash flows include interest paid of approximately $804,000, $627,000 and $443,000 in the years ended June 30, 1996, 1995 and 1994, respectively. Income taxes paid, net of refunds, totaled $1,500 in the years ended June 30, 1994.

12.      SUPPLEMENTAL CASH FLOW INFORMATION, CONTINUED

         Noncash transactions include:


                                                                           YEAR ENDED JUNE 30
                                                                 1996              1995             1994
                                                              -----------       -----------      ----------
         Sale and leaseback of engines, for
          which consideration is recorded
          as other receivable                                    ----           $1,000,000          ----
         Issuance of promissory note for
          previously due lease payments
          and bankruptcy plan installments                       ----              573,200          ----
         Issuance of 325,000 shares and 650,000 shares
          of Common Stock during fiscal 1996 and 1994, respectively, with proceeds applied to:
           Annual bankruptcy payments                         $  690,625           ----          $  284,785
           Current aircraft lease payments                       ----              ----           2,061,868
           Other payables                                        ----              ----             186,354


13.      SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

         The following table presents selected quarterly unaudited financial data for the years ended June 30, 1996, 1995, and 1994:


                                             FIRST             SECOND            THIRD            FOURTH
                                            QUARTER            QUARTER          QUARTER          QUARTER
                                            -------            -------         ---------         --------
                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
1996
Operating revenue                           $16,230           $16,045           $15,790          $18,169
Operating income (loss)                         539               228               310           (  191)
Net income (loss)                               379                39                70           (  392)
Income (loss) per share                         .05               .01               .01           (  .05)

1995
Operating revenue                           $15,909           $15,096           $14,960          $17,074
Operating income (loss)                      (  353)              636            (   26)             296
Net income (loss)                            (  570)              437            (  274)              45
Earnings (loss) per share                    (  .08)              .06            (  .04)             .01

1994
Operating revenue                           $15,526           $16,167           $14,385          $16,014
Operating loss                               (1,508)           (  413)           (1,643)          (  313)
Net loss                                     (1,724)           (  597)           (1,851)          (  584)
Loss per share                               (  .26)           (  .09)           (  .26)          (  .08)

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                FOR THE YEARS ENDED JUNE 30, 1996, 1995 AND 1994
                              --------------------

    COLUMN A                                  COLUMN B                   COLUMN C                      COLUMN D        COLUMN E
- ----------------                          ---------------    ----------------------------------     --------------    -----------
                                             BALANCE AT                  ADDITIONS                                     BALANCE AT
                                             BEGINNING       CHARGED TO COSTS      CHARGED TO                             END
  DESCRIPTION                                OF PERIOD         AND EXPENSES       OTHER ACCOUNTS      DEDUCTIONS       OF PERIOD
  -----------                               ----------       ----------------     ---------------     -----------      ----------
1996
Reserve for doubtful
 receivables and pricing
 adjustments                              $   86,800         $    13,200                            $   50,000       $    50,000

Reserve for inventory obsolescence           466,000                                                                     466,000

Reserve for medical claims
 incurred but not reported                   239,000                                                    20,000           219,000


1995

Reserve for doubtful
 receivables and pricing
 adjustments                              $   186,800                                               $   100,000      $    86,800

Reserve for
 inventory obsolescence                       466,000                                                                    466,000

Reserve for medical claims
 incurred but not reported                    226,000        $    13,000                                                 239,000


1994

Reserve for doubtful
 receivables and pricing
 adjustments                              $    56,800        $   130,000                                             $   186,800

Reserve for
 inventory obsolescence                       158,000            200,000          $108,000 (1)                           466,000

Reserve for medical claims
 incurred but not reported                    240,000                                               $    14,000          226,000

Reserve for repairable parts                  108,000                             (108,000)(1)

(1) Reclassification of reserve for repairable parts from property and equipment to inventories.

ITEM 16.  EXHIBITS.


2.                Plan of Reorganization of CCAIR, Inc., effective September 3, 1991. (5)
4.                Specimen Common Stock Certificate. (1)
10.1     (a)      The Company's Stock Option Plan dated May 18, 1989 with forms of Incentive Stock Option
                  Agreement and Nonqualified Stock Option Agreement attached. (1)
         (b)      Amendment to the Amended and Restated Stock Option Plan, dated February 6, 1992. (6)
         (c)      Second Amended and Restated Stock Option Plan, dated February 6, 1993. (13)
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






10.9     (a)      Amended and Restated Aircraft Equipment Sublease Agreement dated as of August 29, 1991, between
                  Jet Acceptance Corporation and CCAIR, Inc. (4)
         (b)      Acceptance Supplement dated September 5, 1991, between Jet Acceptance Corporation and CCAIR,
                  Inc. (4)
10.10    (a)(i)   Lease Agreement effective as of April 19, 1991 between the Asheville Regional Airport Authority and
                  CCAIR, Inc. (4)
         (a)(ii)  Letter dated August 28, 1991 by Asheville Regional Airport Authority amending Lease. (4)
         (b)      Lease Agreement dated July 5, 1989 between Clarke County Airport Authority and CCAIR, Inc. (4)
         (c)      Agreement dated October 10, 1987 between the Central West Virginia Regional Airport Authority and
                  CCAIR, Inc. (1)
         (d)      Commuter Airline Agreement and Lease dated May 20, 1988 between the City of Charlotte and
                  CCAIR, Inc. (1)
         (e)      Agreement dated July 16, 1991 between the Chattanooga Metropolitan Airport Authority and CCAIR,
                  Inc. (4)
         (f)      Airport Use and Lease Agreement entered into as of January 1, 1989 between the Richland-Lexington
                  Airport District and CCAIR, Inc. (4)
         (g)      Agreement dated July 1, 1988 between the City of Danville, Virginia and CCAIR, Inc. (1)
         (h)      Airport Use and Lease Agreement dated November 1, 1982 between Greenville-Spartanburg Airport
                  District and Sunbird, Inc. (1)
         (i)(i)   Letter Agreement dated July 13, 1988 from CCAIR, Inc. to Tri-State Airport Authority. (1)
         (i)(ii)  Letter dated February 25, 1991 by Tri-State Airport Authority amending Lease. (4)
         (j)(i)   Airport Use Agreement dated March 1, 1988 between the Board of Commissioners of Onslow County and CCAIR, Inc. (1)
         (j)(ii)  Amendment to Lease dated July 15, 1988 between the same parties. (1)
         (k)      Operating Agreement dated April 15, 1987 between Metropolitan Knoxville Airport Authority and
                  CCAIR, Inc. (1)
         (l)      Lease Agreement dated March 1, 1988 between the City of Macon and CCAIR, Inc. (1)
         (m)      Letter Agreement dated September 5, 1990 between New Hanover County and CCAIR, Inc. (4)
         (n)      Lease Agreement dated May 1, 1989 between Tri-City Airport Commission and CCAIR, Inc. (4)
         (o)      Use Agreement dated May 1, 1991 between Airport Commission of Forsyth County and CCAIR, Inc.
                  (4)
         (p)      Letter from Pitt County - City of Greenville Airport Authority dated May 31, 1990 announcing fee structure. (4)
         (q)      Airport Use Agreement dated May 1, 1991 between Raleigh County Airport Authority and CCAIR, Inc.
                  (4)
         (r)      Letter Agreement dated July 7, 1990 between Mercer County Airport Authority and CCAIR, Inc. (4)
         (s)      Contract for Conduct of Commercial Flight Operations dated September 1, 1991 between Maryland
                  Aviation Administration and CCAIR, Inc. (6)
10.11    (a)(i)   Aircraft Lease between Shorts Air Lease, Inc. and CCAIR, Inc. dated as of July 27, 1987 (Reg. No. N-
                  121PC).  This Aircraft Lease is substantially identical to Aircraft Leases dated as of July 30, 1987
                  (Reg. No. N-722PC), November 20, 1987 (Reg. No. N-729PC), December 22, 1987 (Reg. No. N-
                  360CC), January 25, 1989 (Reg. No. N-747SA) and June 7, 1989 (Reg. No. N-153CC), not filed herewith. (1)
         (a)(ii)  Aircraft Lease between Lynrise Air Lease, Inc. (formerly Shorts Air Lease, Inc.) and CCAIR, Inc., dated as of August 1, 1991 (Reg. No. N-748SA). (4)
         (a)(iii) Aircraft Lease between Lynrise Air Lease, Inc., and CCAIR, Inc. dated as of August 1, 1991 (Reg. No.
                  N-159CC). (4)
         (b)      Lease Amendment No. 1 dated as of May 20, 1988 to Aircraft Lease dated as of December 22, 1987
                  (Reg. No. N-730CC).  This Lease Amendment is substantially identical to Lease Amendment dated as of May 20, 1988 (Reg. No. N-360CC), not filed herewith. (1)
         (c)      Lease Supplement No. 1 dated as of July 27, 1987 to Aircraft Lease (Reg. No. N-121PC).  This Lease
                  Supplement No. 1 is substantially identical to Lease Supplements dated as of July 30, 1987 (Reg. No.
                  N-722PC), November 20, 1987 (Reg. No. N-729PC), December 22, 1987 (Reg. No. N-360CC), August
                  30, 1988 (Reg. No. N-742CC), January 25, 1989 (Reg. No. N-747SA) and June 7, 1989 (Reg. No.
                  N-153CC), not filed herewith. (1)
         (d)      Covenant of Quiet Enjoyment by the First National Bank of Boston and the CIT Group/Financing, Inc.
                  in favor of CCAIR, Inc. and Shorts Air Lease dated as of July 27, 1987 (Reg. No. N-121PC).  This
                  Covenant of Quiet Enjoyment is substantially identical to Covenants of Quiet Enjoyment dated as of
                  July 30, 1987 (Reg. No. N-722PC), November 20, 1987 (Reg. No. N-729PC) and December 22, 1987
                  (Reg. No. N-360CC).  This Covenant of Quiet Enjoyment is also substantially identical to Covenants of Quiet Enjoyment by the First National Bank of Boston, Meridian Trust Company, Principal Mutual

Note:  For footnote references see page E-9.






                  Life Insurance Company and State Street Bank and Trust Company in favor of CCAIR, Inc. and Shorts
                  Air Lease, Inc. dated as of August 30, 1988 (Reg. No. N-742CC), January 25, 1989 (Reg. No. N-
                  747SA), January 25, 1989 (Reg. No. N-748SA), June 7, 1989 (Reg. No. N-153CC) and September
                  11, 1989 (Reg. No. N-159CC), not filed herewith. (1)
         (e)      Notice of Assignment and Consent from Shorts Air Lease, Inc. to CCAIR, Inc. dated July 27, 1987
                  (Reg. No. N-121PC).  This Notice of Assignment and Consent to Assignment is substantially identical to Notices of Assignment and Consents to Assignment dated as of July 30, 1987 (Reg. No. N-722PC),
                  November 20, 1987 (Reg. No. N 729PC), December 22, 1987 (Reg. No. N-360CC), August 12, 1988
                  (Reg. No. N-742CC), January 25, 1989 (Reg. No. N-747SA), January 25, 1989 (Reg. No. N-748SA),
                  June 7, 1989 (Reg. No. N-153CC) and September 11, 1989 (Reg. No. N-159CC), not filed herewith.
                  (1)
         (f)      Consent to Assignment from CCAIR, Inc. to the First National Bank of Boston dated July 27, 1987
                  (Reg. No. N-121PC).  This Consent to Assignment is substantially identical to Consents to Assignment from CCAIR, Inc. to the First National Bank of Boston or State Street Bank and Trust Company dated
                  July 30, 1987 (Reg. No. N-722PC), November 20, 1987 (Reg. No. N-729PC), December 22, 1987
                  (Reg. No. N-360CC), August 30, 1988 (Reg. No. N-742CC), January 25, 1989 (Reg. No. N-747SA),
                  January 25, 1989 (Reg. No. N-748SA), June 7, 1989 (Reg. No. N-153CC) and September 11, 1989
                  (Reg. No. N-159CC), not filed herewith.  (1)
         (g)      Sublease Assignment from Shorts Air Lease, Inc. to the First National Bank of Boston dated July 27,
                  1987 (Reg. No. N-121PC).  This Sublease Assignment is substantially identical to Sublease
                  Assignments from the First National Bank of Boston or State Street Bank and Trust Company dated
                  July 30, 1987 (Reg. No. N-722PC), November 20, 1987 (Reg. No. N-729PC), December 22, 1987
                  (Reg. No. N-360CC), August 30, 1988 (Reg. No. N-742CC), January 25, 1989 (Reg. No. N-747SA),
                  January 25, 1989 (Reg. No. N-748SA), June 7, 1989 (Reg. No. N-159CC), not filed herewith. (1)
         (h)      Lease Amendment (Reg. No. N-121PC) dated as of September 30, 1994 between Lynrise Air Lease, Inc., formerly Shorts Air Lease, Inc., and CCAIR, Inc.  This Lease Amendment is substantially identical to
                  Lease Amendments between Lynrise Air Lease, Inc. and CCAIR, Inc. dated as of September 30, 1994
                  (Reg. No. N-722PC, Reg. No. N-729PC, Reg. No. N-360CC, Reg. No. N-159CC, Reg. No. N-153CC,
                  Reg. No. N-747HH, Reg. No. N-729PC, Reg. No. N-742CC, and Reg. No. N-748CC), not filed herewith.
                  (16)
10.12             Aircraft Lease between Shorts Air Lease, Inc. and CCAIR, Inc. dated as of August 12, 1988 (Reg. No.
                  N-742CC). (1)
10.13             Participation Agreement among Short Brothers PLC, Westinghouse Credit Corporation, The First
                  National Bank of Boston, Shorts Air Lease, Inc. and the CIT Group/Capital Financing, Inc. dated as of
                  July 27, 1987 (Reg. No. N-121PC).  This Participation Agreement is substantially identical to
                  Participation Agreements dated as of July 30, 1987 (Reg. No. N-722PC) and November 20, 1987 (Reg.
                  No. N-729PC); a Participation Agreement dated as of December 22, 1987 (Reg. No. N-360CC) among
                  Short Brothers PLC, Wells Fargo Leasing Corporation, The First National Bank of Boston, Shorts Air
                  Lease, Inc.; and the CIT Group/Capital Financing, Inc. and Participation Agreements among Short
                  Brothers PLC, Westinghouse Credit Corporation, The First National Bank of Boston, Shorts Air Lease,
                  Inc., Principal Mutual Life Insurance Company and Meridian Trust Company dated as of August 12,
                  1988 (Reg. No. N-742CC), January 25, 1989 (Reg. No. N-747SA) and January 25, 1989 (Reg. No.
                  N-748SA), not filed herewith. (1)
10.14             Trust Agreement between Westinghouse Credit Corporation and The First National Bank of Boston
                  dated as of July 27, 1987 (Reg. No. N-121PC).  This Trust Agreement is substantially identical to Trust
                  Agreements dated as of July 30, 1987 (Reg. No. N-722PC), November 20, 1987 (Reg. No. N-729PC),
                  August 12, 1988 (Reg. No. N-742CC), January 25, 1989 (Reg. No. N-747SA) and January 25, 1989
                  (Reg. No. N-748SA) and a Trust Agreement between Wells Fargo Leasing Corporation and The First
                  National Bank of Boston dated as of December 22, 1987 (Reg. No. N-360CC), not filed herewith. (1)
10.15             Trust Agreement and Security Agreement Supplement ("Trust and Security Supplement") between The
                  First National Bank of Boston and Westinghouse Credit Corporation dated as of July 27, 1987 (Reg.
                  No. N-121PC).  This Trust and Security Supplement is substantially identical to Trust and Security
                  Supplements dated as of July 30, 1987 (Reg. No. N-722PC), November 20, 1987 (Reg. No. N-729PC),
                  August 12, 1988 (Reg. No. N-742CC), January 25, 1989 (Reg. No. N-747SA) and January 25, 1989
                  (Reg. No. N-748SA) and a Trust and Security Supplement between The First National Bank of Boston and Wells Fargo Leasing Corporation dated as of December 22, 1987 (Reg. No. N-360CC), not filed herewith.  (1)
10.16             Purchase Agreement among Short Brothers PLC, Short Aircraft Delivery, Inc. and The First National
                  Bank of Boston dated July 27, 1987 (Reg. No. N-121PC).  This Purchase Agreement is substantially identical to Purchase Agreements dated July 30, 1987 (Reg. No. N-722PC), November 20, 1987 (Reg.
                  No. N-722PC), November 20, 1987 (Reg. No. N-729 PC), December 22, 1987 (Reg. No. N-360CC),

Note:  For footnote references see page E-9.






                  August 12, 1988 (Reg. No. N-742CC), January 25, 1989 (Reg. No. N-747SA), January 25, 1989
                  (Reg. No. N-748SA), June 7, 1989 (Reg. No. N-153CC) and September 11, 1989 (Reg. No. N-159CC),
                  not filed herewith. (1)
10.17             Aircraft Lease between The First National Bank of Boston and Shorts Air Lease, Inc. dated as of July
                  27, 1987 (Reg. No. N-121PC).  This Aircraft Lease is substantially identical to Aircraft Leases dated as of July 30, 1987 (Reg. No. N-722PC), November 20, 1987 (Reg. No. N-729PC), August 12, 1988
                  (Reg. No. N-742CC), January 25, 1989 (Reg. No. N-747SA), January 25, 1989 (Reg. No. N-748SA),
                  June 7, 1989 (Reg. No. N-153CC) and September 11, 1989 (Reg. No. N-159CC), not filed herewith.
                  (1)
10.18             Lease Supplement No. 1 between The First National Bank of Boston and Shorts Air Lease, Inc. dated as of July 27, 1987 (Reg. No. N-121PC).  This Lease Supplement No. 1 is substantially identical to
                  Lease Supplements dated as of July 30,1987 (Reg. No. N-722PC), November 20, 1987 (Reg. No. N-
                  729PC), December 22, 1987 (Reg. No. N-360CC), August 12, 1988 (Reg. No. N-742CC), January 25,
                  1989 (Reg. No. N-747SA), January 25, 1989 (Reg. No. N-748SA), June 7, 1989 (Reg. No. N-153CC)
                  and September 11, 1989 (Reg. No. N-159CC), not filed herewith. (1)
10.19             Tax Indemnity Agreement between Westinghouse Credit Corporation and Shorts Air Lease, Inc. dated as of July 27, 1987 (Reg. No. N-121PC).  This Tax Indemnity Agreement is substantially identical to
                  Tax Indemnity Agreements dated as of July 30, 1987 (Reg. No. N-722PC), November 20, 1987 (Reg.
                  No. N-729PC), December 22, 1987 (Reg. No. N-360CC), August 12, 1988 (Reg. No. N-742CC),
                  January 25, 1989 (Reg. No. N-747SA), January 25, 1989 (Reg. No. N-748SA), June 7, 1989 (Reg.
                  No. N-153CC) and September 11, 1989 (Reg. No. N-159CC), not filed herewith. (1)
10.20             Loan and Security Agreement between The First National Bank of Boston and The CIT Group/Capital
                  Financing, Inc. dated as of July 27, 1987 (Reg. No. N-121PC).  This Loan and Security Agreement is
                  substantially identical to Loan and Security Agreements dated as of July 30, 1987 (Reg. No. N-722PC),
                  November 20, 1987 (Reg. No. N-729PC), December 22, 1987 (Reg. No. N-360CC), August 12, 1988
                  (Reg. No. N-742CC), January 25, 1989 (Reg. No. N-747SA), January 25, 1989 (Reg. No. N-748SA),
                  June 7, 1989 (Reg. No. N-153CC) and September 11, 1989 (Reg. No. N-159CC), not filed herewith.
                  (1)
10.21    (a)      Interim Aircraft Sublease Agreement dated as of February 20, 1991, between CCAIR, Inc., and Jet
                  Acceptance Corporation (Reg. No. N-162PC).  This Interim Aircraft Sublease Agreement is substantially identical to Interim Aircraft Sublease Agreements dated as of April 4, 1991 (Reg. No. N-165PC), April
                  5, 1991 (Reg. No. N-164PC) and April 8, 1991 (Reg. No. N-159PC), not filed herewith. (4)
         (b)      Acceptance Supplement dated February 22, 1991 between CCAIR, Inc. and Jet Acceptance
                  Corporation (Reg. No. N-162PC).  This Acceptance Supplement is substantially identical to Acceptance
                  Supplements dated April 4, 1991 (Reg. No. N-165PC), April 8, 1991, (Reg. No. N-164PC) and April
                  8, 1991 (Reg. No. N-159PC), not filed herewith.(4)
         (c)      Termination of Sublease between CCAIR, Inc. and Jet Acceptance Corporation (Reg. No. N-162PC).
                  This Termination of Sublease is substantially identical to Terminations of Sublease (Reg. No. N-165PC,
                  N-164PC and N-159PC), not filed herewith. (4)
10.22    (a)      Aircraft Sublease Agreement dated as of August 29, 1991, between CCAIR, Inc., and Jet Acceptance
                  Corporation (Reg. No. N-162PC).  This Aircraft Sublease Agreement is substantially identical to
                  Amended and Restated Aircraft Sublease Agreements dated as of August 29, 1991, (Reg. No. N-
                  161PC and Reg. No. N-163PC), not filed herewith. (4)
         (b)      Acceptance Supplement dated September 5, 1991, between CCAIR, Inc. and Jet Acceptance
                  Corporation (Reg. No. N-162PC).  This Acceptance Supplement is substantially identical to Acceptance
                  Supplements dated September 5, 1991 (Reg. No. N-161PC and Reg. No. N-163PC), not filed herewith.
                  (4)
         (c)      Limited Warranty Agreement and Disclaimer of Warranty dated as of December 27, 1985 between
                  British Aerospace, Inc. and Sunbird Airlines 1984, Inc. (Reg. No. N-162PC).  This Limited Warranty
                  Agreement is substantially identical to Limited Warranty Agreements dated December 13, 1985 (Reg.
                  No. N-161PC) and December 27, 1985 (Reg. No. N-163PC), not filed herewith. (1)
         (d)      Aircraft Lease Agreement dated as of November 15, 1985 between American Bank & Trust Co. of PA and Jet Acceptance Corporation (Reg. Nos. N-162PC, N-161PC and N-163PC). (1)
         (e)      Lease Supplement No. 5 dated November 15, 1985 between American Bank & Trust Co. of PA and
                  Jet Acceptance Corporation (Reg. No. N-162PC).  This Lease Supplement is substantially identical to
                  Lease Supplements dated November 15, 1985 (Reg. No. N-161PC) and December 27, 1985 (Reg. No.
                  N-163PC), not filed herewith. (1)
         (f)      Mortgage and Trust Indenture dated as of November 15, 1985 between American Bank & Trust
                  Company of PA and The Connecticut Bank and Trust Company, National Association (Reg. Nos. N-
                  162PC, N-161PC and N-163PC). (1)

Note:  For footnote references see page E-9.






         (g)      Trust Agreement dated as of November 15, 1985 between Greyhound Leasing & Financial Corporation and American Bank & Trust Co. of PA (Reg. Nos. N-162PC, N-161PC and N-163PC). (1)
         (h)      Trust Agreement and Mortgage Supplement No. 5 dated December 27, 1985 by American Bank &
                  Trust Co. of PA (Reg. No. N-162PC).  This Trust Agreement and Mortgage Supplements dated
                  December 13, 1985 (Reg. No. N-161PC) and December 27, 1985 (Reg. No. N-163PC), not filed herewith. (1)
         (i)      Sublease Security Assignment dated as of November 15, 1985 by Jet Acceptance Corporation (Reg.
                  No. N-162PC).  This Sublease Security Assignment is substantially identical to Sublease Security
                  Assignments dated as of November 15, 1985 (Reg. No. N-161PC) and November 15, 1985 (Reg. No.
                  N-163PC), not filed herewith. (1)
         (j)      Tax indemnification Agreement dated as of November 15, 1985 between Jet Acceptance Corporation and Greyhound Leasing & Financial Corporation (Reg. Nos. N-162PC, N-161PC and N-163PC). (1)
10.23    (a)      Amended and Restated Aircraft Sublease Agreement dated as of August 29, 1991, between CCAIR,
                  Inc., and Jet Acceptance Corporation (Reg. No. N-169PC).  This Amended and Restated Aircraft
                  Sublease Agreement is substantially identical to an Amended and Restated Aircraft Sublease
                  Agreement dated as of August 29, 1991, (Reg. No. N-168PC), not filed herewith. (4)
         (b)      Acceptance Supplement dated September 5, 1991, between CCAIR, Inc. and Jet Acceptance
                  Corporation (Reg. No. N-169PC).  This Acceptance Supplement is substantially identical to an
                  Acceptance Supplement dated September 5, 1991 (Reg. No. N-168PC), not filed herewith. (4)
         (c)      Limited Warranty Agreement and Disclaimer of Warranty dated as of May 20, 1986 between British
                  Aerospace, Inc. and CCAIR, Inc. (Reg. No. N-169PC).  This Limited Warranty Agreement is
                  substantially identical to a Limited Warranty Agreement dated as of May 20, 1986 (Reg. No. N-
                  168PC), not filed herewith. (1)
         (d)      Aircraft Lease Agreement dated as of May 1, 1986 between Meridian Trust Company and Jet
                  Acceptance Corporation (Reg. Nos. N-169PC and N-168PC), not filed herewith. (1)
         (e)      Lease Supplement No. 2 dated as of May 1, 1986 between Meridian Trust Company and Jet
                  Acceptance Corporation (Reg. No. N-169PC).  This Lease Supplement is substantially identical to a
                  Lease Supplement dated May 20, 1986 (Reg. No. N-168PC), not filed herewith. (1)
         (f)      Mortgage and Trust Indenture dated as of May 1, 1986 between Meridian Trust Company and the
                  Connecticut Bank and Trust Company, National Association (Reg. Nos. N-169PC and N-168PC). (1)
         (g)      Trust Agreement dated as of May 1, 1986 between EFC Leasing Corporation and Meridian Trust
                  Company (Reg. Nos. N-169PC and N-168PC). (1)
         (h)      Trust Agreement and Mortgage Supplement No. 2 dated May 20, 1986 by Meridian Trust Company
                  (Reg. No. N-169PC).  This Trust Agreement and Mortgage Supplement is substantially identical to a
                  Trust Agreement and Mortgage Supplement dated May 20, 1986 (Reg. No. N-168PC), not filed herewith. (1)
         (i)      Sublease Security Assignment dated as of May 9, 1986 by Jet Acceptance Corporation (Reg. No. N-
                  169PC).  This Sublease Security Assignment is substantially identical to a Sublease Security
                  Assignment dated as of and May 8, 1986 (Reg. No. N-168PC), not filed herewith. (1)
         (j)      Tax Indemnification Agreement dated as of May 1, 1986 between Jet Acceptance Corporation and EFC
                  Leasing Corporation (Reg. Nos. N-169PC and N-168PC). (1)
10.24    (a)      Aircraft Sublease Agreement dated as of August 29, 1991, between CCAIR, Inc., and Jet Acceptance
                  Corporation (Reg. No. N-164PC).  This Aircraft Sublease Agreement is substantially identical to an
                  Aircraft Sublease Agreement (Reg. No. N-165PC) and an Amended and Restated Aircraft Sublease
                  Agreement (Reg. No. N-170PC), dated as of August 29, 1991, not filed herewith. (4)
         (b)      Acceptance Supplement dated September 5, 1991, between CCAIR, Inc. and Jet Acceptance
                  Corporation (Reg. No. N-164PC).  This Acceptance Supplement is substantially identical to Acceptance
                  Supplements dated September 5, 1991 (Reg. No. N-165PC and Reg. No. N-170PC), not filed herewith.
                  (4)
         (c)      Limited Warranty Agreement and Disclaimer of Warranty dated as of June 19, 1986 between British
                  Aerospace, Inc. and CCAIR, Inc. (Reg. No. N-164PC).  This Limited Warranty Agreement is
                  substantially identical to Limited Warranty Agreements dated as of July 7, 1986 (Reg. No. N-165PC)
                  and December 22, 1986 (Reg. No. N-170PC), not filed herewith. (1)
         (d)      Aircraft Lease Agreement dated as of March 1, 1986 between Meridian Trust Company and Jet
                  Acceptance Corporation (Reg. Nos. N-164PC, N-165PC and N-170PC). (1)
         (e)      Lease Addendum dated December 22, 1986 between Meridian Trust Company and Jet Acceptance
                  Corporation (Reg. Nos. N-164PC, N-165PC and N-170PC). (1)
         (f)      Lease Supplement No. 1 dated as of March 1, 1986 between Meridian Trust Company and Jet
                  Acceptance Corporation (Reg. No. N-164PC).  This Lease Supplement is substantially identical to Lease
                  Supplements dated March 14, 1986 (Reg. No. N-165PC) and December 22, 1986 (Reg. No. N-170PC),
                  not filed herewith. (1)

Note:  For footnote references see page E-9.






         (g)      Mortgage and Trust Indenture dated as of March 1, 1986 between Meridian Trust Company and The
                  Connecticut Bank and Trust Company, National Association (Reg. Nos. N-164PC, N-165PC and N-
                  170PC). (1)
         (h)      Mortgage Addendum dated December 22, 1986 between Meridian Trust Company and The
                  Connecticut Bank and Trust Company, National Association (Reg. Nos. N-164PC, N-165PC and N-
                  170PC). (1)
         (i)      Trust Agreement dated as of March 1, 1986 between Greyhound Leasing and Financial Corporation and Meridian Trust Company (Reg. Nos. N-164PC, N-165PC and N-170PC). (1)
         (j)      Trust Agreement Mortgage Supplement dated March 14, 1986 by Meridian Trust Company (Reg. No.
                  N-164PC).  This Trust Agreement and Mortgage Supplement is substantially identical to Trust
                  Agreement and Mortgage Supplements dated March 14, 1986 (Reg. No. N-165PC) and December 22,
                  1986 (Reg. No. N-170PC), not filed herewith. (1)
         (k)      Sublease Security Assignment dated as of June 19, 1986 by Jet Acceptance Corporation (Reg. No.
                  N-164PC).  This Sublease Security Assignment is substantially identical to Sublease Security
                  Assignments dated June 19, 1986 (Reg. No. N-165PC) and June 19, 1986 (Reg. No. N-170PC), not
                  filed herewith. (1)
         (l)      Tax Indemnification Agreement dated as of March 1, 1986 (Reg. Nos. N-164PC, N-165PC and N-
                  170PC). (1)
10.25    (a)      Amended and Restated Aircraft Sublease Agreement dated as of August 29, 1991, between CCAIR,
                  Inc., and Jet Acceptance Corporation (Reg. No. N-156PC).  This Amended and Restated Aircraft
                  Sublease Agreement is substantially identical to an Amended and Restated Aircraft Sublease
                  Agreement dated as of August 29, 1991 (Reg. No. N-157PC), not filed herewith. (4)
         (b)      Acceptance Supplement dated September 5, 1991, between CCAIR, Inc. and Jet Acceptance
                  Corporation (Reg. No. N-156PC).  This Acceptance Supplement is substantially identical to an
                  Acceptance Supplement dated September 5, 1991 (Reg. No. N-157PC), not filed herewith. (4)
         (c)      Limited Warranty Agreement and Disclaimer of Warranty dated December 17, 1987 between British
                  Aerospace, Inc. and CCAIR, Inc. (Reg. No. N-156PC).  This Limited Warranty Agreement is
                  substantially identical to Limited Warranty Agreement dated as of December 17, 1987 (Reg. No. N-
                  157PC), not filed herewith. (1)
         (d)      Lease Agreement dated as of August 15, 1987 between First Security Bank of Utah, National
                  Association and Jet Acceptance Corporation (Reg. Nos. N-156PC and N-157PC). (1)
         (e)      Lease Supplement No. 1 dated December 17, 1987 between First Security of Utah, National
                  Association and Jet Acceptance Corporation (Reg. Nos. N-156PC and N-157PC). (1)
         (f)      Assignment of Sublease and Security Agreement dated as of August 15, 1987 from Jet Acceptance
                  Corporation to First Security Bank of Utah, National Association (Reg. Nos. N-156PC and N-157PC).
                  (1)
         (g)      Trust Agreement dated as of August 15, 1987 between First Security Bank of Utah, National
                  Association and TECO Investments, Inc. (Reg. Nos. N-156PC and N-157PC). (1)
         (h)      Security Agreement-Trust Deed dated as of August 15, 1987 between First Security Bank of Utah,
                  National Association and The Connecticut Bank and Trust Company, National Association (Reg. Nos.
                  N-156PC and N-157PC). (1)
         (i)      Security Agreement-Trust Deed Supplement No. 2 dated as of December 17, 1987 between First
                  Security Bank of Utah, National Association and The Connecticut Bank and Trust Company, National
                  Association (Reg. Nos. N-156PC and N-157PC). (1)
         (j)      Tax Indemnification Agreement dated as of August 15, 1987 between TECO Investments, Inc. and Jet
                  Acceptance Corporation (Reg. Nos. N-156PC and N-157PC). (1)
10.26    (a)      Amended and Restated Aircraft Sublease Agreement dated as of August 29, 1991, between CCAIR,
                  Inc., and Jet Acceptance Corporation (Reg. No. N-190PC).  This Amended and Restated Aircraft
                  Sublease Agreement is substantially identical to an Aircraft Sublease Agreement dated as of August
                  29, 1991 (Reg. No. N-159PC), not filed herewith. (4)
         (b)      Acceptance Supplement dated September 5, 1991, between CCAIR, Inc. and Jet Acceptance
                  Corporation (Reg. No. N-190PC).  This Acceptance Supplement is substantially identical to an
                  Acceptance Supplement dated September 5, 1991 (Reg. No. N-159PC), not filed herewith. (4)
         (c)      Limited Warranty Agreement and Disclaimer of Warranty dated as of December 17, 1987 between
                  British Aerospace, Inc. and CCAIR, Inc. (Reg. No. N-190PC).  This Limited Warranty Agreement is
                  substantially identical to Limited Warranty Agreement dated as of December 17, 1987 (Reg. No. N-
                  159PC), not filed herewith. (1)
         (d)      Lease Agreement dated as of November 15, 1987 between First Security Bank of Utah, National
                  Association and Jet Acceptance Corporation (Reg. Nos. N-190PC and N-159PC). (1)

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
         (c)      Lease Supplement No. 1 is substantially identical to Lease Supplements No. 1 between C.I.T. Leasing
                  Corporation and CCAIR, Inc. for DHC-8-102 Aircraft (Reg. No. 881CC, Reg. No. 882CC and Reg. No.
                  883CC) and Lease Supplement No. 1 (Spares), not filed herewith. (16)
10.38    (a)      Amended and Restated Loan Agreement dated as of February 10, 1995, between JSX Capital
                  Corporation and CCAIR, Inc.  (16)
         (b)      Revolving Note dated February 10, 1995 in the principal amount of $2,500,000 by  CCAIR, Inc. to the order of British Aerospace Holdings, Inc. (16)
         (c)      Amended and Restated Security Agreement dated as of February 10, 1995 between JSX Capital
                  Corporation and CCAIR, Inc. (16)
         (d)      Amended and Restated Special Account and Disbursement Authorization Agreement dated as of
                  February 10, 1995 among Wachovia Bank of North Carolina, N.A., CCAIR, Inc., British Aerospace
                  Holdings, Inc., Jet Acceptance Corporation and JSX Capital Corporation.  (16)
10.39             Letter Agreement dated September 28, 1995 between JSX Capital Corporation and CCAIR, Inc. (17)
10.40             September 1995 Master Agreement among CCAIR, Inc., British Aerospace Holdings, Inc., Jet
                  Acceptance Corporation and JSX Capital Corporation. (17)
11                Computation of earnings per share. (17)
16                Letter regarding change in Company's certifying accountant. (9)
23.1              Consent of Arthur Andersen, LLP. (17)
23.2              Consent of Coopers & Lybrand, LLP. (17)


Note:  For footnote references see page E-9.

Footnotes:


(1)      Incorporated by reference to Registration Statement on Form S-1, File No. 33-28967.
(2)      Incorporated by reference to Annual Report on Form 10-K for the fiscal year ended June 30, 1989, File No. 0-
         17846.
(3)      Incorporated by reference to Annual Report on Form 10-K for the fiscal year ended June 30, 1990, File No. 0-
         17846.
(4)      Incorporated by reference to Annual Report on Form 10-K for the fiscal year ended June 30, 1991, File No. 0-
         17846.
(5)      Incorporated by reference to Current Report on Form 8-K, filed August 1, 1991.
(6)      Incorporated by reference to Annual Report on Form 10-K for the fiscal year ended June 30, 1992, File No. 0-
         17846.
(7)      Incorporated by reference to Annual Report on Form 10-K for the fiscal year ended June 30, 1993, File No. 0-
         17846.
(8)      Incorporated by reference to Pre-Effective Amendment No. 1 to Registration Statement on Form S-2, File No.
         33-65878.
(9)      Incorporated by reference to Current Report on Form 8-K/A, dated November 30, 1993, File No. 0-17846
(10)     Incorporated by reference to Registration Statement on Form S-2, File No. 33-77574.
(11)     Incorporated by reference to Amendment No. 1 to Registration Statement on Form S-2, File No. 33-77574.
(12)     Incorporated by reference to Amendment No. 2 to Registration Statement on Form S-2, File No. 33-77574.
(13)     Incorporated by reference to Annual Report on Form 10-K for the fiscal year ended June 30, 1994, File No. 0-
         17846.
(14)     Incorporated by reference to Registration Statement on Form S-8 and Form S-3, File No. 33-89832.
(15)     Incorporated by reference to Quarterly Report on Form 10-Q for the three-month period ended March 31, 1995,
         File No. 0-17846.
(16)     Incorporated by reference to Post-Effective Amendment No. 1 to Registration Statement on Form S-2, File No.
         33-77574.
(17)     Filed herewith.