Form 10-Q
period 1996-09-30
CCAIR INC
filed 1996-11-13
CIK 850922

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



                                    Form 10-Q


 (X)      QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1996

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

                                    Yes X    No



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                                 Outstanding at November, 8, 1996
        -----                                 --------------------------------
  Common stock, $0.01 par value                           7,740,695

                                   CCAIR, Inc.
                         FORM 10-Q QUARTERLY REPORT FOR
                     FISCAL QUARTER ENDED SEPTEMBER 30, 1996


                                TABLE OF CONTENTS


                                                                 PAGE NO.

 PART I - FINANCIAL INFORMATION:

          ITEM 1.  Financial Statements:                             3

                   Condensed Balance Sheets as of
                   September 30, 1996 and June 30, 1996.             3

                   Condensed Statements of Income for
                   the Three Months ended
                   September 30, 1996 and 1995.                      4

                   Condensed Statements of Cash Flows
                   for Three Months ended September 30,
                   1996 and 1995.                                    5

                   Notes to Condensed Financial Statements.          6

          ITEM 2  Management's Discussion and Analysis
                  of Financial Condition and Results
                  of Operations.                                     6

 PART II - OTHER INFORMATION:

          ITEM 1.  Legal Proceedings.                                8

          ITEM 2.  Changes in Securities.                            9

          ITEM 3.  Defaults Upon Senior Securities.                  9

          ITEM 4.  Submission of Matters to a Vote
                   of Security Holders.                              9

          ITEM 5.  Other Information.                                9

          ITEM 6.  Exhibits and Reports on Form 8-K.                 9

 SIGNATURES                                                          9

 EXHIBIT INDEX                                                       E-1

                                   CCAIR, Inc.
                         PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                            CONDENSED BALANCE SHEETS

                                   (Unaudited)
                                   -----------

                                                     September 30,                June 30,
                                                         1996                       1996
                                                     --------------------------------------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                           $ 4,888,442               $ 5,059,665
  Receivables, net                                      5,381,766                 5,937,222
  Inventories, less allowance for
   obsolescence of $466,000                             1,866,317                 1,758,453
  Prepaid expenses and deposits                         1,565,073                 1,410,113
                                                      -----------               -----------

         Total current assets                          13,701,598                14,165,453
                                                      -----------               -----------

PROPERTY AND EQUIPMENT:
  Flight equipment and aircraft                        20,799,052                20,700,870
  Ground and other equipment and
   leasehold improvements                               4,206,138                 4,135,574
                                                      -----------               -----------
                                                       25,005,190                24,836,444
  Less accumulated depreciation
   and amortization                                   (12,950,768)              (12,504,463)
                                                      -----------               -----------
                                                       12,054,422                12,331,981
                                                      -----------               -----------
OTHER ASSETS                                              632,300                   632,244
                                                      -----------               -----------

         Total assets                                 $26,388,320               $27,129,678
                                                      ===========               ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Notes payable and current
   maturities of long-term debt                       $   812,050               $   854,438
  Short-term borrowings                                 3,250,000                 3,310,000
  Current obligations under capital leases                379,035                   373,266
  Accounts payable                                      4,840,461                 5,546,146
  Accrued expenses                                      5,455,673                 5,441,201
                                                      -----------               -----------

         Total current liabilities                     14,737,219                15,525,051

Long-term debt, less current maturities                 1,315,832                 1,371,328
Capital lease obligations, less
 current obligations                                    2,542,086                 2,638,967
Deferred credits, net                                   1,635,525                 1,757,436
                                                      -----------               -----------

         Total liabilities                             20,230,662                21,292,782
                                                      -----------               -----------

Commitments and contingencies

SHAREHOLDERS' EQUITY:
  Common stock, $.01 par value,  10,000,000 shares
   authorized,  7,740,695 issued
   and outstanding at September 30,
   1996 and June 30, 1996                                  77,407                    77,407
  Additional paid-in-capital                           17,725,184                17,725,184
  Accumulated deficit                                 (11,644,933)              (11,965,695)
                                                      -----------               -----------

         Total shareholders' equity                     6,157,658                 5,836,896
                                                      -----------               -----------
         Total liabilities and
          shareholders' equity                        $26,388,320               $27,129,678
                                                      ===========               ===========


                                    See notes to condensed financial statements.

                                   CCAIR, Inc.

                         CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)
                                   -----------

                                        3 Months ended September 30,
                                         1996                   1995
                                      -----------            -------

  OPERATING REVENUES:
     Passenger                        $17,130,339            $15,736,956
     Public service                       ----                   187,070
     Other                                239,991                306,181
                                      -----------            -----------
           Total                       17,370,330             16,230,207
                                      -----------            -----------

  OPERATING EXPENSES:
     Flight operations                  5,893,612              5,854,485
     Fuel and oil                       1,824,902              1,388,708
     Maintenance                        3,091,683              3,042,704
     Ground operations                  2,124,194              1,773,688
     Advertising, promotions
      and commissions                   2,462,771              2,213,406
     General and administration         1,002,679                986,202
     Depreciation and amortization        459,484                431,758
                                      -----------            -----------
           Total                       16,859,325             15,690,951
                                      -----------            -----------

  OPERATING INCOME                        511,005                539,256
  Interest expense                     (  192,643)            (  170,860)
  Other income (expense), net               2,400                 10,298
                                      -----------            -----------

  Net income                          $   320,762            $   378,694
                                      ===========            ===========

  EARNINGS PER COMMON SHARE           $       .04            $       .05
                                      ===========            ===========
  WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING                   7,958,539              7,807,892
                                      ===========            ===========

                  See notes to condensed financial statements.

                                   CCAIR, Inc.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   -----------

                                                                          Three Months Ended September 30,
                                                                           1996                      1995
                                                                       ------------              --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                           $   320,762               $   378,694
  Adjustments to reconcile net income to
   net cash provided by operating activities:
     Note discount amortization                                             26,595                    73,533
     Depreciation and amortization                                       1,365,962                 1,507,450
     Gain on disposal of assets                                         (    2,400)               (   10,500)
     Rental expense in excess
      of (less than) payments                                           (  116,048)                  209,036
     Changes in certain assets and liabilities:
       Accounts receivable                                                 555,456                   459,991
       Inventories                                                      (  107,864)               (   79,141)
       Accounts payable                                                 (  705,685)               (1,167,575)
       Accrued expenses                                                     14,472                   131,492
       Prepaid expenses and deposits                                    (  155,016)               (  238,230)
       Other changes, net                                               (   15,863)               (   55,335)
                                                                       -----------               -----------

                  NET CASH PROVIDED BY
                   OPERATING ACTIVITIES                                  1,180,371                 1,209,415
                                                                       -----------               -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                  (1,078,403)               (1,038,192)
  Proceeds from sale of assets                                               2,400                    10,500
                                                                       -----------               -----------

                  NET CASH USED BY
                   INVESTING ACTIVITIES                                 (1,076,003)               (1,027,692)
                                                                       -----------               -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from sale-leaseback transaction                                 ----                    1,000,000
  Issuance of common stock                                                 ----                       17,813
  Issuance of notes and long-term debt                                     110,000                    90,000
  Short-term borrowings (payments), net                                 (   60,000)                  ----
  Reductions of notes and long-term debt                                (  325,591)               (  640,431)
                                                                       -----------               -----------

                  NET CASH PROVIDED (USED) BY
                   FINANCING ACTIVITIES                                 (  275,591)                  467,382
                                                                       -----------               -----------

Net increase (decrease) in cash                                         (  171,223)                  649,105
Cash, beginning of period                                                5,059,665                    56,995
                                                                       -----------               -----------

CASH, END OF PERIOD                                                    $ 4,888,442               $   706,100

                                                                       ===========               ===========

                  See notes to condensed financial statements.

                                   CCAIR, Inc.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   -----------


1.       Basis of Presentation:

         The condensed financial statements included herein have been prepared by CCAIR, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. These condensed financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim period. These adjustments consist solely of normal recurring adjustments. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's annual report for fiscal year ended June 30, 1996.


2.       Earnings Per Common Share:

         The computation of earnings per common share is based on the weighted average number of common shares outstanding for each period, after considering the effect of common stock equivalents.


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




ITEM 2.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS



General

         In the three-month period ended September 30, 1996, the Company recorded net income of $320,762, or $.04 per share, versus a net income of $378,694, or $.05 per share in the comparable period of fiscal 1996. Although the Company generated significant revenue increases of 7.0% in the quarter ended September 30, 1996 as compared to the quarter ended September 30, 1995, this improvement was offset by increased fuel expense and increased fees for ground operations and commissions.


Results of Operations

         The following table sets forth selected operating comparisons for the three-month period ended September 30, 1996 and 1995:

                                   CCAIR, Inc.

                     FISCAL QUARTER ENDED SEPTEMBER 30, 1996



ITEM 2.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Results of Operations, continued

                                                                 Airline Operating Statistics

                                                                  For the Three Months
                                                                  Ended September 30,
                                                                                                %
                                                         1996              1995               Change
                                                     -----------       -----------            ------
Operating revenue                                    $17,370,330       $16,230,207              7.0
Operating expense                                    $16,859,325       $15,690,951              7.4
Revenue passengers carried                               208,580           195,895              6.5
Revenue passenger miles (1)                           38,691,241        34,722,302             11.4
Available seat miles (2)                              82,390,739        80,044,434              2.9
Passenger load factor (3)                                47.0%             43.4%                8.3
Passenger breakeven load factor                          46.1%             42.4%                8.7
Yield per revenue passenger
 mile (4)                                                44.3(cent)        45.3(cent)         ( 2.2)
Operating cost per available
 seat mile                                               20.5(cent)        19.6(cent)           4.6
Average passenger trip (miles)                           185.5             177.2                4.7
Average daily aircraft utilization
 per plane (block hours)                                   8.1               8.1                ---
Average passenger fare                                  $82.13            $80.33                2.2
Average monthly completion factor                        96.0%             96.1%              (  .1)



(1)      One revenue passenger transported one mile.
(2) The product of the number of aircraft miles and the number of available seats on each stage, representing the total passenger capacity offered.
(3) The ratio of revenue passenger miles to available seat miles, representing the percentage of seats occupied by revenue passengers.
(4)      The passenger revenue per revenue passenger mile.


          For the Three Months Ended September 30, 1996 Compared to Three Months
                            Ended September 30, 1995

         For the quarter ended September 30, 1996, the Company experienced an improvement in operating revenue as a 6.5% increase in passengers and a 4.7% increase in the average passenger trip resulted in a 11.4% increase in revenue passenger miles ("RPMs"). Available seat miles ("ASMs") increased 2.9% in the first quarter of fiscal 1997 over the comparable period in fiscal 1996. This ASM increase was primarily the result of one additional Jetstream 31 aircraft added in the second quarter of fiscal 1996. As a result of the increased RPMs, the Company's load factor increased from 43.4% in the first quarter of fiscal 1996 to 47.0% in the first quarter of fiscal 1997.

         Although the Company experienced a small 2.2% decline in yield, primarily due to aggressive fare discounting during the July 4th and Labor Day holidays, passenger revenues were up 8.9%. Public service revenue was $187,070 in fiscal 1996, but the Company ceased service to Danville, Virginia in October, 1995 and ceased to receive subsidized compensation in Shenandoah Valley effective July, 1996 and thus anticipates receiving no public service revenue during fiscal 1997. Other revenue (freight and mail) decreased $66,190.

ITEM 2.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS, continued



Results of Operations, continued

         Operating costs per ASM increased 4.6% from 19.6(cent) in the quarter ended September 30, 1995 to 20.5(cent) in the quarter ended September 30, 1996. The following table compares components of operating cost per ASM for the three months ended September 30, 1996 and 1995.

                                                     Cost per ASM -
                                                     Quarter Ended
                                                     September 30,
                                                       (in cents)
                                                  1996             1995
         Flight operations                        7.2               7.3
         Fuel and oil                             2.2               1.7
         Maintenance                              3.8               3.8
         Ground operations                        2.6               2.3
         Advertising, promotions, commissions     3.0               2.8
         General and administration               1.2               1.2
         Depreciation and amortization            0.5               0.5
                                                -----             -----
                                                 20.5              19.6
                                                 ====              ====


Flight operations expenses per ASM decreased 0.1(cent) in the current quarter as compared to the prior year, as pilots' salaries and related cost increases were offset be reduced Jetstream 31 lease expense. Fuel costs increased 0.5(cent) per ASM in the first quarter of fiscal 1997 as compared to the first quarter of fiscal 1996, as the cost per gallon of fuel increased from 66.8(cent) to 83.4(cent). Maintenance, general and administrative expenses and depreciation remained constant on a unit basis. Ground operations expense increased 0.3(cent) per ASM and advertising and commissions increased 0.2(cent) per ASM due to the increased number of passengers and increased handling and service fees charged by USAir.


Liquidity and Capital Resources

The cash position of the Company remains critical at September 30, 1996. The key element to improved operating results will be the level of the yield per revenue passenger mile. While the yield for October, 1996 has met Company projections, the yield could be affected by fare discounting beyond the control of the Company. If operating cash flows and the Company's Line of Credit are insufficient to meet obligations, the Company has these financing sources available: issuance of stock, short-term loans from officers and directors, extending terms with trade creditors and restructuring aircraft lease payments.

Cash and cash equivalents decreased by $171,000 during the first three months of fiscal 1997. Cash generated from operating activities was $1,180,000. The major sources of operating cash were net income of $321,000, depreciation and amortization of $1,366,000 and the reduction in accounts receivable of $555,000. The major operating cash use was the reduction in accounts payable of $706,000.

The capital expenditures of $1,078,000 during the three months ended September 30, 1996 resulted primarily from expenditures on major overhaul of engines and on major spare parts and assemblies. Capital expenditures planned for the remainder of the fiscal year consist of scheduled major overhaul of engines and on major spare parts and assemblies. The Company also made scheduled debt payments of $326,000 in the quarter ended September 30, 1996.


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

November 13, 1996                                   CCAIR, Inc.



By:        /s/  Kenneth W. Gann               By:  /s/  Eric W. Montgomery
         ---------------------------------        -------------------------
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

                                  EXHIBIT INDEX



Exhibit                                               Filed          Sequential
  No.             Exhibit                          Herewith At         Page No.

   4              Specimen Common Stock
                   Certificate. (1)

  11              Computation of Earnings Per Share   E-1


---------------------


(1) Incorporated by reference to Registration Statement on Form S-1, File No. 33-28967.