Form 10-Q
period 1996-12-31
CCAIR INC
filed 1997-02-12
CIK 850922

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-Q


         (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                           For the quarterly period ended December 31, 1996

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
                                                       (I.R.S. Employer ID No.)
                                 P. O. Box 19929
                      Charlotte, North Carolina 28219-9929
                                 (704) 359-8990



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

               Class                          Outstanding at February 5, 1997
               -----                          -------------------------------
 Common stock, $0.01 par value                             7,740,695

                                   CCAIR, Inc.
                         FORM 10-Q QUARTERLY REPORT FOR
                     FISCAL QUARTER ENDED DECEMBER 31, 1996


                                TABLE OF CONTENTS


                                                                        PAGE NO.

PART I - FINANCIAL INFORMATION:

         ITEM 1.           Financial Statements:                               3

                           Condensed Balance Sheets as of
                           December 31, 1996 and June 30, 1996.                3

                           Condensed Statements of Income for
                           the Three Months ended
                           December 31, 1996 and 1995.                         4

                           Condensed Statements of Cash Flows
                           for Six Months ended December 31,
                           1996 and 1995.                                      5

                           Notes to Condensed Financial Statements.            6

         ITEM 2.           Management's Discussion and Analysis
                           of Financial Condition and Results
                           of Operations.                                      6

PART II - OTHER INFORMATION:

         ITEM 1.           Legal Proceedings.                                  9

         ITEM 2.           Changes in Securities.                              9

         ITEM 3.           Defaults Upon Senior Securities.                    9

         ITEM 4.           Submission of Matters to a Vote
                           of Security Holders.                                9

         ITEM 5.           Other Information.                                  9

         ITEM 6.           Exhibits and Reports on Form 8-K.                   9

SIGNATURES                                                                    10

EXHIBIT INDEX                                                                 10

                                   CCAIR, Inc.
                         PART I - FINANCIAL INFORMATION

ITEM 1.           Financial Statements

                            CONDENSED BALANCE SHEETS
                                   (Unaudited)
                                   -----------


                                                                      December 31,                 June 30,
                                                                          1996                       1996
                                                                      ----------                 --------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                            $     9,990               $ 5,059,665
  Receivables, net                                                       5,057,934                 5,937,222
  Inventories, less allowance for
   obsolescence of $466,000                                              1,949,251                 1,758,453
  Prepaid expenses and deposits                                          1,696,708                 1,410,113
                                                                       -----------               -----------

         Total current assets                                            8,713,883                14,165,453
                                                                       -----------               -----------

PROPERTY AND EQUIPMENT:
  Flight equipment and aircraft                                         22,311,779                20,700,870
  Ground and other equipment and
   leasehold improvements                                                4,210,238                 4,135,574
                                                                       -----------               -----------
                                                                        26,522,017                24,836,444
  Less accumulated depreciation
   and amortization                                                    (13,846,230)              (12,504,463)
                                                                       -----------               -----------
                                                                        12,675,787                12,331,981
                                                                       -----------               -----------
OTHER ASSETS                                                               632,300                   632,244
                                                                       -----------               -----------

         Total assets                                                  $22,021,970               $27,129,678
                                                                       ===========               ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Notes payable and current
   maturities of long-term debt                                        $   619,107               $   854,438
  Short-term borrowings                                                    287,000                 3,310,000
  Current obligations under capital leases                                 373,173                   373,266
  Accounts payable                                                       5,069,889                 5,546,146
  Accrued expenses                                                       4,389,185                 5,441,201
                                                                       -----------               -----------

         Total current liabilities                                      10,738,354                15,525,051

Long-term debt, less current maturities                                  1,101,912                 1,371,328
Capital lease obligations, less
 current obligations                                                     2,455,381                 2,638,967
Deferred credits, net                                                    1,513,615                 1,757,436
                                                                       -----------               -----------

         Total liabilities                                              15,809,262                21,292,782
                                                                       -----------               -----------

Commitments and contingencies

SHAREHOLDERS' EQUITY:
  Common stock, $.01 par value,  10,000,000 shares authorized,  7,740,695 issued and outstanding at December 31,
   1996 and June 30, 1996                                                   77,407                    77,407
  Additional paid-in-capital                                            17,725,184                17,725,184
  Accumulated deficit                                                  (11,589,883)              (11,965,695)
                                                                       -----------               -----------

         Total shareholders' equity                                      6,212,708                 5,836,896
                                                                       -----------               -----------

         Total liabilities and
          shareholders' equity                                         $22,021,970               $27,129,678
                                                                       ===========               ===========



                  See notes to condensed financial statements.

                                   CCAIR, Inc.
                         CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)
                                   -----------





                                                 3 Months ended December 31,             6 Months ended December 31,
                                                ----------------------------            ----------------------------
                                                   1996              1995                   1996              1995
                                                -----------      -----------            ------------      --------

OPERATING REVENUES:
   Passenger                                    $16,349,418      $15,714,159            $33,479,757       $31,451,115
   Public service                                   ----              64,511                ----              251,581
   Other                                            273,427          266,546                 513,418          572,727
                                                -----------      -----------             -----------      -----------

         Total                                   16,622,845       16,045,216             33,993,175        32,275,423
                                                -----------      -----------            -----------       -----------

OPERATING EXPENSES:
   Flight operations                              5,778,961        5,729,651             11,672,573        11,584,136
   Fuel and oil                                   1,980,444        1,573,143              3,805,346         2,961,851
   Maintenance                                    2,713,913        3,139,808              5,805,596         6,182,512
   Ground operations                              2,071,545        1,740,166              4,195,739         3,513,854
   Advertising, promotions
    and commissions                               2,376,727        2,117,236              4,839,498         4,330,642
   General and administration                       964,850        1,051,932              1,967,529         2,038,134
   Depreciation and amortization                    461,785          465,581                921,269           897,339
                                                -----------      -----------            -----------       -----------

         Total                                   16,348,225       15,817,517             33,207,550        31,508,468
                                                -----------      -----------            -----------       -----------

OPERATING INCOME                                    274,620          227,699                785,625           766,955
Interest expense                                 (  213,933)      (  188,807)            (  406,576)       (  359,667)
Other income (expense), net                      (    5,637)      (      160)            (    3,237)           10,138
                                                -----------      -----------            -----------       -----------

Net income                                      $    55,050      $    38,732            $   375,812       $   417,426
                                                ===========      ===========            ===========       ===========
EARNINGS PER COMMON SHARE                       $     .01        $     .01              $     .05         $     .05
                                                ===========      ===========            ===========       =========

WEIGHTED AVERAGE COMMON
 SHARES OUTSTANDING                               7,925,050        7,760,929              7,953,685         7,813,253
                                                ===========      ===========            ===========       ===========









                  See notes to condensed financial statements.

                                   CCAIR, Inc.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   -----------




                                                                           Six Months Ended December 31,
                                                                           1996                      1995
                                                                       ------------              --------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                           $   375,812               $   417,426
  Adjustments to reconcile net income to
   net cash provided by operating activities:
     Note discount amortization                                             53,129                   137,599
     Depreciation and amortization                                       2,766,472                 2,997,999
     Loss (gain) on disposal of assets                                       3,237                (   10,500)
     Rental expense in excess
      of (less than) payments                                           (  232,095)                  146,189
     Changes in certain assets and liabilities:
       Accounts receivable                                                 879,287                   839,615
       Inventories                                                      (  190,798)               (  164,749)
       Accounts payable                                                 (  476,282)               (  995,147)
       Accrued expenses                                                 (1,052,007)                   29,500
       Prepaid expenses and deposits                                    (  286,652)               (  482,724)
       Other changes, net                                               (   21,709)               (  114,303)
                                                                       -----------               -----------

                  NET CASH PROVIDED BY
                   OPERATING ACTIVITIES                                  1,818,394                 2,800,905
                                                                       -----------               -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                  (3,105,913)               (2,889,030)
  Proceeds from sale of assets                                               2,400                    10,500
                                                                       -----------               -----------

                  NET CASH USED BY
                   INVESTING ACTIVITIES                                 (3,103,513)               (2,878,530)
                                                                       -----------               -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from sale-leaseback transaction                                 ----                    1,000,000
  Issuance of common stock                                                 ----                       17,813
  Issuance of notes and long-term debt                                     110,000                   ----
  Short-term payments, net                                              (3,023,000)                  ----
  Reductions of notes and long-term debt                                (  851,556)               (  855,630)
                                                                       -----------               -----------

                  NET CASH PROVIDED (USED) BY
                   FINANCING ACTIVITIES                                 (3,764,556)                  162,183
                                                                       -----------               -----------

Net increase (decrease) in cash                                         (5,049,675)                   84,558
Cash, beginning of period                                                5,059,665                    56,995
                                                                       -----------               -----------

CASH, END OF PERIOD                                                    $     9,990               $   141,553
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




           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS



General

         In the six-month period ended December 31, 1996, the Company recorded net income of $375,812, or $.05 per share, versus a net income of $417,426 in the comparable period of fiscal 1996. Revenue improvements resulting from increased traffic were offset by higher fuel prices and increased marketing and passenger handling fees.

         Net income for the three months ended December 31, 1996 was $55,050 or $.01 per share versus $38,732 for the three months ended December 31, 1995.

                                   CCAIR, Inc.
                     FISCAL QUARTER ENDED DECEMBER 31, 1996



           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS




Results of Operations

                  The following table sets forth selected operating comparisons for the three- and six-month periods ended December 31, 1996 and 1995:

                                                                 Airline Operating Statistics

                                               For the Three Months                      For the Six Months
                                                Ended December 31,                       Ended December 31,
                                                                     %                                        %
                                           1996          1995      Change           1996          1995      Change
                                       -----------   -----------   ------       -----------   -----------   ------
Operating revenue                      $16,622,845   $16,045,216     3.6        $33,993,175   $32,275,423     5.3
Operating expense                      $16,348,225   $15,817,517     3.4        $33,207,550   $31,508,468     5.4
Revenue passengers carried                 202,782       193,340     4.9            411,362       389,235     5.7
Revenue passenger miles (1)             37,376,636    36,023,270     3.8         76,067,877    70,745,572     7.5
Available seat miles (2)                77,999,131    78,380,666   (  .5)       160,389,870   158,425,100     1.2
Passenger load factor (3)                  47.9%         46.0%       4.1            47.4%         44.7%       6.0
Passenger breakeven load factor            47.8%         45.9%       4.1            46.9%         44.0%       6.6
Yield per revenue passenger
 mile (4)                                  43.7(cent)    43.6(cent)   .2            44.0(cent)    44.5(cent)( 1.1)
Operating cost per available
 seat mile                                 21.0(cent)    20.2(cent)  4.0            20.7(cent)    19.9(cent)  4.0
Average passenger trip (miles)             184.3         186.3     ( 1.1)           184.9         181.7       1.8
Average daily aircraft utilization
 per plane (block hours)                     8.2           8.3     ( 1.2)             8.2           8.2       ---
Average passenger fare                    $80.63        $81.28     (  .8)          $81.39        $80.80        .7
Average monthly completion factor          96.7%         95.9%        .8            96.3%         96.0%        .3


(1)      One revenue passenger transported one mile.
(2) The product of the number of aircraft miles and the number of available seats on each stage, representing the total passenger capacity offered.
(3) The ratio of revenue passenger miles to available seat miles, representing the percentage of seats occupied by revenue passengers.
(4)      The passenger revenue per revenue passenger mile.


                  For the Three Months Ended December 31, 1996
                Compared to Three Months Ended December 31, 1995

         For the quarter ended December 31, 1996, operating revenues increased 3.6% as a 4.9% increase in passengers carried and a 1.1% decrease in the average passenger trip resulted in a 3.8% increase in revenue passenger miles ("RPMs"). The yield for the three-month period was relatively flat, increasing from 43.6(cent) in the second quarter of fiscal 1996 to 43.7(cent) in the fiscal 1997 second quarter. As a result of the increased traffic and stable yield, passenger revenues increased 4.0%, from $15,714,159 in the second quarter of fiscal 1996 to $16,349,418 for the comparable quarter in fiscal 1997. Public service revenue was $64,511 in fiscal 1996, but the Company ceased to receive subsidies for serving Shenandoah Valley, VA in July, 1996 and ceased service to Danville, VA in October, 1995 and thus anticipates receiving no public service revenue during fiscal 1997.

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS, continued



Results of Operations, continued

         Operating costs per available seat mile ("ASM") increased 4.0% from 20.2(cent) in the quarter ended December 31, 1995 to 21.0(cent) in the quarter ended December 31, 1996. The following Table compares components of operating cost per ASM for the three months ended December 31, 1996 and 1995.

                                                                 Cost per ASM -
                                                                 Quarter Ended
                                                                  December 31,
                                                                    (in cents)
                                                             1996             1995
         Flight operations                                   7.4               7.3
         Fuel and oil                                        2.5               2.0
         Maintenance                                         3.5               4.0
         Ground operations                                   2.7               2.2
         Advertising, promotions, commissions                3.1               2.7
         General and administration                          1.2               1.4
         Depreciation and amortization                       0.6               0.6
                                                           -----             -----
                                                            21.0              20.2
                                                            ====              ====

         Flight operations expense per ASM increased 0.1(cent) in the current quarter as compared to the prior year, as flight crew salaries and related cost increases were partially offset by reduced costs of insuring the Company's fleet of aircraft. Fuel costs increased 0.5(cent) per ASM in the second quarter of fiscal 1997 as compared to the second quarter of fiscal 1996, as the cost per gallon of fuel increased from 75.8(cent) to 94.6(cent). Maintenance expense decreased 0.5(cent) per ASM as reduced engine rent expense was only partially offset by an increase in outside repair expense. Ground operations expense increased 0.5(cent) per ASM and advertising and commissions increased by 0.4(cent) per ASM due to the increased number of passengers and increased handling and service fees charged by USAir. Depreciation and general and administration expenses remained relatively constant on a unit basis.


        For the Six Months Ended December 31, 1996 Compared to Six Months
                            Ended December 31, 1995

         The Company reported net income of $375,812, or $.05 per share, for the six months ended December 31, 1996 as compared to net income of $417,426 for the six months ended December 31, 1995. Operating revenue increased from $32,275,423 for the six months ended December 31, 1995 to $33,993,175 for the six months ended December 31, 1996. The principal reason for the improved operating revenue was the 5.7% increase in passenger traffic.

         Cost per ASM increased 4.0% in the six-month period ended December 31, 1996. This increase was principally due to higher fuel costs and increased marketing and passenger handling fees.


Liquidity and Capital Resources

         The cash position of the Company remains critical at December 31, 1996. The key element to improved operating results will be the level of the yield per RPM. While the yield for January, 1997 has met Company projections, the yield could be affected by fare discounting beyond the control of the Company. If operating cash flows and the Company's Line of Credit are insufficient to meet obligations, the Company has these financing sources available: issuance of stock, short-term loans from officers and directors, extending terms with trade creditors and restructuring aircraft lease payments.

         Cash and cash equivalents decreased by $5,049,676 during the first six months of fiscal 1997. Due to the timing of the Airlines Clearing House settlement in June, the Company held the net Clearing House funds in its Clearing House bank account on June 30, 1996. Therefore, the Company's balance sheet at June 30, 1996 reflects the net Clearing House settlement of $5,023,000 as cash. At December 31, 1996, the Company had already received the Clearing House funds and used the cash to pay down short-term debt and aircraft leases.

ITEM 2.            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS, continued



         Cash generated from operating activities was $1,818,000. The major sources of operating cash were net income of $376,000, depreciation and amortization of $2,766,000 and the reduction in accounts receivable of $879,000. The major operating cash use was the reduction in accounts payable and accrued expenses of $1,528,000.

         The capital expenditures of $3,106,000 resulted primarily from expenditures on major overhaul of engines and on major spare parts and assemblies. Capital expenditures planned for the remainder of the fiscal year consist of scheduled major overhaul of engines and on major spare parts and assemblies. The Company also made scheduled debt payments of $852,000 in the six-month period ended December 31, 1996.

         The Company is in the final stages of negotiations with aircraft manufacturers to replace a significant portion of its existing fleet with newer aircraft. Candidate aircraft are in the 30- to 50-seat category with higher cruise speeds than the equipment they will replace. Financial analysis clearly indicates the operating efficiency of newer aircraft will have a favorable impact on profitability.

                           PART II - OTHER INFORMATION

ITEM 1.           Legal Proceedings

                  None to report.

ITEM 2.           Changes in Securities

                  None to report.

ITEM 3.           Defaults Upon Senior Securities

                  None to report.

ITEM 4.           Submission of Matters to a Vote of Security Holders

                  The annual meeting of shareholders of the Company was held in Charlotte, North Carolina on November 14, 1996. Of the 7,740,695 shares of common stock outstanding on the record date, 6,662,836 shares were present by proxy. Those shares were voted on the matters before the meeting as follows:

                  A. Election of Directors

                  Name of Director         No. Votes For:    No. Votes Withheld:
                  John A. Adams              6,503,725              159,111
                  K. Ray Allen               6,506,247              156,589
                  Kenneth W. Gann            6,503,725              159,111
                  Gordon Linkon              6,516,747              146,089
                  Dean E. Painter, Jr.       6,515,987              146,849

ITEM 5.           Other Information

                  George Murnane, III has accepted a position on the Board of Directors with the Company effective January 24, 1997. Mr. Murnane is a general partner of Barlow Partners, L.P. which owns 6.6% of the Company's common stock.



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




February 7, 1997                                CCAIR, Inc.



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