Form 10-Q
period 1997-03-31
CCAIR INC
filed 1997-05-13
CIK 850922

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

        (X)     QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 1997

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

                                 Yes |X|     No__


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                           Outstanding at May 5, 1997
    Common stock, $0.01 par value                     7,740,695

                                   CCAIR, Inc.
                         FORM 10-Q QUARTERLY REPORT FOR
                       FISCAL QUARTER ENDED MARCH 31, 1997

                                TABLE OF CONTENTS

                                                                        PAGE NO.

PART I - FINANCIAL INFORMATION:

        ITEM 1.       Financial Statements:                                  3

                      Condensed Balance Sheets as of
                      March 31, 1997 and June 30, 1996.                      3

                      Condensed Statements of Income for
                      the Three and Nine Months ended
                      March 31, 1997 and 1996.                               4

                      Condensed Statements of Cash Flows
                      for Nine Months ended March 31,
                      1997 and 1996.                                         5

                      Notes to Condensed Financial Statements.               6

        ITEM 2.       Management's Discussion and Analysis
                      of Financial Condition and Results
                      of Operations.                                         6

PART II - OTHER INFORMATION:

        ITEM 1.       Legal Proceedings.                                     9

        ITEM 2.       Changes in Securities.                                 9

        ITEM 3.       Defaults Upon Senior Securities.                       9

        ITEM 4.       Submission of Matters to a Vote
                      of Security Holders.                                   9

        ITEM 5.       Other Information.                                    10

        ITEM 6.       Exhibits and Reports on Form 8-K.                     10

SIGNATURES                                                                  10

EXHIBIT INDEX                                                               10

                                   CCAIR, Inc.
                         PART I - FINANCIAL INFORMATION

ITEM 1.        Financial Statements

                            CONDENSED BALANCE SHEETS
                                   (Unaudited)

                                   -----------

                                                    March  31,       June 30,
                                                       1997            1996
                                                   ----------------------------

ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                        $     29,174    $  5,059,665
  Receivables, net                                    5,781,399       5,937,222
  Inventories, less allowance for
   obsolescence of $466,000                           1,999,548       1,758,453
  Prepaid expenses and deposits                         469,846       1,410,113
                                                   ------------    ------------

        Total current assets                          8,279,967      14,165,453
                                                   ------------    ------------

PROPERTY AND EQUIPMENT:
  Flight equipment and aircraft                      23,013,719      20,700,870
  Ground and other equipment and
   leasehold improvements                             4,312,534       4,135,574
                                                   ------------    ------------
                                                     27,326,253      24,836,444
  Less accumulated depreciation
   and amortization                                 (14,742,421)    (12,504,463)
                                                   ------------    ------------
                                                     12,583,832      12,331,981
                                                   ------------    ------------
OTHER ASSETS                                            633,130         632,244
                                                   ------------    ------------

        Total assets                               $ 21,496,929    $ 27,129,678
                                                   ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Notes payable and current
   maturities of long-term debt                    $    430,262    $    854,438
  Short-term borrowings                                 194,000       3,310,000
  Current obligations under capital leases              346,451         373,266
  Accounts payable                                    4,295,350       5,546,146
  Accrued expenses                                    4,856,180       5,441,201
                                                   ------------    ------------

        Total current liabilities                    10,122,243      15,525,051

Long-term debt, less current maturities               1,256,068       1,371,328
Capital lease obligations, less
 current obligations                                  2,388,060       2,638,967
Deferred credits, net                                 1,391,705       1,757,436
                                                   ------------    ------------

        Total liabilities                            15,158,076      21,292,782
                                                   ------------    ------------

Commitments and contingencies

SHAREHOLDERS' EQUITY:
  Common stock, $.01 par value, 10,000,000
   shares authorized, 7,740,695 issued
   and outstanding at March 31,
   1997 and June 30, 1996                                77,407          77,407
  Additional paid-in-capital                         17,725,184      17,725,184
  Accumulated deficit                               (11,463,738)    (11,965,695)
                                                   ------------    ------------

        Total shareholders' equity                    6,338,853       5,836,896
                                                   ------------    ------------

        Total liabilities and
         shareholders' equity                      $ 21,496,929    $ 27,129,678
                                                   ============    ============

                  See notes to condensed financial statements.

                                   CCAIR, Inc.
                         CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)

                                   -----------

                                    3 Months ended March 31,      9 Months ended March 31,
                                  ---------------------------   ---------------------------
                                      1997            1996           1997           1996
                                  ------------   ------------   ------------   ------------
OPERATING REVENUES:
   Passenger                      $ 15,843,373   $ 15,160,128   $ 49,323,130   $ 46,611,243
   Public service                       ----           45,604         ----          297,185
   Other                               641,002        584,433      1,154,420      1,157,160
                                  ------------   ------------   ------------   ------------

        Total                       16,484,375     15,790,165     50,477,550     48,065,588
                                  ------------   ------------   ------------   ------------

OPERATING EXPENSES:
   Flight operations                 5,653,293      5,732,995     17,325,866     17,317,131
   Fuel and oil                      1,711,137      1,541,720      5,516,483      4,503,571
   Maintenance                       3,189,252      2,810,915      8,994,848      8,993,427
   Ground operations                 1,819,036      1,915,601      6,014,775      5,429,455
   Advertising, promotions
    and commissions                  2,176,866      2,001,971      7,016,364      6,332,613
   General and administration        1,153,586      1,001,904      3,121,115      3,040,038
   Depreciation and amortization       418,103        474,789      1,339,372      1,372,128
                                  ------------   ------------   ------------   ------------

        Total                       16,121,273     15,479,895     49,328,823     46,988,363
                                  ------------   ------------   ------------   ------------

OPERATING INCOME                       363,102        310,270      1,148,727      1,077,225
Interest expense                      (238,154)      (201,453)      (644,730)      (561,120)
Other income (expense), net              1,197        (39,262)        (2,040)       (29,124)
                                  ------------   ------------   ------------   ------------

Net income                        $    126,145   $     69,555   $    501,957   $    486,981
                                  ============   ============   ============   ============
EARNINGS PER COMMON SHARE         $        .02   $        .01   $        .06   $        .06
                                  ============   ============   ============   ============

WEIGHTED AVERAGE COMMON
 SHARES OUTSTANDING                  8,009,532      7,995,536      7,970,829      8,010,587
                                  ============   ============   ============   ============

                  See notes to condensed financial statements.

                                   CCAIR, Inc.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                   -----------


                                                    Nine Months Ended March 31,
                                                         1997           1996
                                                     ------------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                          $   501,957   $   486,981
  Adjustments to reconcile net income to
   net cash provided by operating activities:
     Note discount amortization                            79,267       201,664
     Depreciation and amortization                      4,193,870     4,491,216
     Loss on disposal of assets                             3,346        28,762
     Rental expense less
      than payments                                      (348,144)     (107,903)
     Changes in certain assets and liabilities:
       Accounts receivable                                155,823      (170,273)
       Inventories                                       (241,095)     (232,682)
       Accounts payable                                (1,250,796)     (334,821)
       Accrued expenses                                  (585,017)      188,609
       Prepaid expenses and deposits                      932,711        74,384
       Other changes, net                                 (28,423)     (117,683)
                                                      -----------   -----------

               NET CASH PROVIDED BY
                OPERATING ACTIVITIES                    3,413,499     4,508,254
                                                      -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                 (4,441,465)   (4,258,912)
  Proceeds from sale of assets                              2,400        10,500
                                                      -----------   -----------

               NET CASH USED BY
                INVESTING ACTIVITIES                   (4,439,065)   (4,248,412)
                                                      -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from sale-leaseback transaction                 ----       1,000,000
  Issuance of common stock                                 ----          17,813
  Issuance of notes and long-term debt                    184,000        ----
  Short-term borrowings, net                           (3,116,000)       ----
  Reductions of notes and long-term debt               (1,072,925)   (1,193,772)
                                                      -----------   -----------

               NET CASH USED BY
                FINANCING ACTIVITIES                   (4,004,925)     (175,959)
                                                      -----------   -----------

Net increase (decrease) in cash                        (5,030,491)       83,883
Cash, beginning of period                               5,059,665        56,995
                                                      -----------   -----------

CASH, END OF PERIOD                                   $    29,174   $   140,878
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

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

General

        In the nine-month period ended March 31, 1997, the Company recorded net income of $501,957, or $.06 per share, versus a net income of $486,981 in the comparable period of fiscal 1996. Revenue improvements resulting from increased traffic were offset by higher fuel prices and increased marketing and passenger handling fees.

        Net income for the three months ended March 31, 1997 was $126,145 or $.02 per share versus $69,555 for the three months ended March 31, 1996.

                                   CCAIR, Inc.
                       FISCAL QUARTER ENDED MARCH 31, 1997

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Results of Operations

               The following table sets forth selected operating comparisons for the three- and nine-month periods ended March 31, 1997 and 1996:

                                                                        Airline Operating Statistics

                                                 For the Three Months                               For the Nine Months
                                                    Ended March 31,                                    Ended March 31,
                                     ------------------------------------------         -----------------------------------------
                                                                             %                                                %
                                         1997                1996         Change           1997              1996          Change
                                     -----------         -----------      ------        -----------       -----------      ------
Operating revenue                    $16,484,375         $15,790,165        4.4         $50,477,550       $48,065,588        5.0
Operating expense                    $16,121,273         $15,479,895        4.1         $49,328,823       $46,988,363        5.0
Revenue passengers carried               172,116             169,489        1.6             583,478           558,724        4.4
Revenue passenger miles(1)            31,869,574          32,242,363       (1.2)        107,937,451       102,987,935        4.8
Available seat miles(2)               70,619,538          72,419,524       (2.5)        231,009,408       230,844,624         .1
Passenger load factor(3)                  45.1%              44.5%          1.3            46.7%              44.6%          4.7
Passenger breakeven load factor           44.8%              44.3%          1.1            46.2%              44.1%          4.8
Yield per revenue passenger
 mile(4)                                  49.7(cents)        47.0(cents)    5.7            45.7(cents)        45.3(cents)     .9
Operating cost per available
 seat mile                                22.8(cents)        21.4(cents)    6.5            21.4(cents)        20.4(cents)    4.9
Average passenger trip (miles)           185.2              190.2          (2.6)          185.0              184.3            .4
Average daily aircraft utilization
 per plane (block hours)                   8.2                7.6           7.9             8.2                8.0           2.5
Average passenger fare                   $92.05            $89.45           2.9          $84.53             $83.42           1.3
Average monthly completion factor         94.6%              91.0%          4.0            95.7%             94.4%           1.4

(1)     One revenue passenger transported one mile.
(2) The product of the number of aircraft miles and the number of available seats on each stage, representing the total passenger capacity offered.
(3) The ratio of revenue passenger miles to available seat miles, representing the percentage of seats occupied by revenue passengers.
(4)     The passenger revenue per revenue passenger mile.

         For the Three Months Ended March 31, 1997 Compared to Three Months Ended March 31, 1996

         For the quarter ended March 31, 1997, operating revenues increased 4.4% as the yield realized by the Company increased 5.7% from 47.0(cents) per revenue passenger mile ("RPM") in the third quarter of fiscal 1996 to 49.7(cents) in the fiscal 1997 third quarter. A 1.6% increase in passengers carried and a 2.6% decrease in the average passenger trip resulted in a 1.2% decrease in RPMs. As a result of the increased yields and stable traffic, passenger revenues increased 4.5% from $15,160,000 in the third quarter of fiscal 1996 to $15,843,000 for the comparable quarter in fiscal 1997. Public service revenue was $46,000 in fiscal 1996, but the Company ceased to receive subsidies for serving Shenandoah Valley, VA in July, 1996 and ceased service to Danville, VA in October, 1995 and thus anticipates receiving no public service revenue during fiscal 1997.

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS, continued

Results of Operations, continued

        Operating costs per available seat mile ("ASM") increased 6.5% from 21.4(cents) in the quarter ended March 31, 1996 to 22.8(cents) in the quarter ended March 31, 1997. The following Table compares components of operating cost per ASM for the three months ended March 31, 1997 and 1996.

                                                     Cost per ASM -
                                                     Quarter Ended
                                                       March 31,
                                                      (in cents)
                                                  ------------------
                                                 1997          1996
                                                 ----          ----
        Flight operations                         8.0           7.9
        Fuel and oil                              2.4           2.1
        Maintenance                               4.5           3.9
        Ground operations                         2.6           2.6
        Advertising, promotions, commissions      3.1           2.8
        General and administration                1.6           1.4
        Depreciation and amortization             0.6           0.7
                                                 ----          ----
                                                 22.8          21.4
                                                 ====          ====

         Flight operations expense per ASM increased $.001 in the current quarter as compared to the prior year, as flight crew salaries and related cost increases were partially offset by reduced costs of insuring the Company's fleet of aircraft. Fuel costs increased $.003 per ASM in the second quarter of fiscal 1997 as compared to the third quarter of fiscal 1996, as the cost per gallon of fuel increased from 78.5(cents) to 90.4(cents). Maintenance expense increased $.006 per ASM as outside repair and engine rental expense increased over the prior year. Advertising and commissions increased by $.003 per ASM due to the increased number of passengers and increased handling and service fees charged by US Airways. Ground operations expense, depreciation and general and administration expenses remained relatively constant on a unit basis.

        For the Nine Months Ended March 31, 1997 Compared to Nine Months Ended March 31, 1996

        The Company reported net income of $502,000, or $.06 per share, for the nine months ended March 31, 1997 as compared to net income of $487,000 for the nine months ended March 31, 1996. Operating revenue increased from $48,066,000 for the nine months ended March 31, 1996 to $50,478,000 for the nine months ended March 31, 1997. The principal reason for the improved operating revenue was the 4.4% increase in passenger traffic.

        Cost per ASM increased 4.9% in the nine-month period ended March 31, 1997. This increase was principally due to higher fuel costs and increased marketing and passenger handling fees.

Liquidity and Capital Resources

        The cash position of the Company remains critical at March 31, 1997. The key element to improved operating results will be the level of the yield per RPM. While the yield for April, 1997 has met Company projections, the yield could be affected by fare discounting beyond the control of the Company. If operating cash flows and the Company's Line of Credit are insufficient to meet obligations, the Company has these financing sources available: issuance of stock, short-term loans from officers and directors, extending terms with trade creditors and restructuring aircraft lease payments.

        Cash and cash equivalents decreased by $5,030,000 during the first nine months of fiscal 1997. Due to the timing of the Airlines Clearing House settlement in June, the Company held the net Clearing House funds in its Clearing House bank account on June 30, 1996. Therefore, the Company's balance sheet at June 30, 1996 reflects the net Clearing House settlement of $5,023,000 as cash. At March 31, 1997, the Company had already received the Clearing House funds and used the cash to pay down short-term debt and aircraft leases.

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS, continued

        Cash generated from operating activities was $3,413,000. The major sources of operating cash were net income of $502,000, depreciation and amortization of $4,194,000 and the reduction in prepaid expenses of $933,000. The major operating cash use was the reduction in accounts payable and accrued expenses of $1,836,000.

        The capital expenditures of $4,441,000 resulted primarily from expenditures on major overhaul of engines and on major spare parts and assemblies. Capital expenditures planned for the remainder of the fiscal year consist of scheduled major overhaul of engines and on major spare parts and assemblies. The Company also made scheduled debt payments of $1,073,000 in the nine-month period ended March 31, 1997. The Company has negotiated a new line of credit with Coast Business Credit, an asset based lender. This new line of credit has a maximum loan amount of $5,000,000, compared to the $3,000,000 maximum on the current facility. However, as of May 2, 1997, funding on the new loan facility has not taken place due to difficulties in removing restrictions being placed on the Company by the old lender. Thus, funding under the new facility cannot be assured.

        On April 22, 1997, the Company announced that it had retained Barlow Partners, L.P. as financial advisor to its previously announced fleet rationalization plan. Barlow Partners will assist the Company in the redeployment and future acquisition of aircraft to meet its fleet plan, as well as provide other financial advice with respect to the fleet plan.

        On December 20, 1996, US Airways notified the Company that it was amending the service agreement between US Airways and the Company to change the method for the division of revenue on joint fares effective with tickets used on or after July 1, 1997. Preliminary analysis by the Company indicates that US Airways will capture an additional 4% of revenues presently allocated to the Company. While the Company is studying ways to minimize the impact of this change in the service agreement, the ultimate effect of the change will negatively impact the results of the Company's operations.

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

        Certain statements in this Quarterly Report on Form 10-Q reflect projections or expectations of future financial or economic performance of the Company and are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. No assurance can be given that actual results or events will not differ materially from those projected, estimated, assumed or anticipated in any such forward-looking statements. Important factors that could result in such differences include: the Company's relationship with US Airways; general economic conditions in the Company's markets; price competition in the airline industry; increases in the costs for fuel and maintenance; new governmental regulations concerning aircraft or air transportation; operating results for US Airways; and other factors discussed in the Company's filings with the Securities and Exchange Commission.

                           PART II - OTHER INFORMATION

ITEM 1.        Legal Proceedings

               None to report.

ITEM 2.        Changes in Securities

               None to report.

ITEM 3.        Defaults Upon Senior Securities

               None to report.

ITEM 4.        Submission of Matters to a Vote of Security Holders

               None to report.

ITEM 5.        Other Information

               None to report.

ITEM 6.        Exhibits and Reports on Form 8-K

        (a)    Exhibits

               Exhibit No.   Exhibit
               -----------   -------

                    4        Specimen Common Stock Certificate.(1)
                   11        Computation of Earnings Per Share.

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

May 9, 1997                              CCAIR, Inc.


By:     /s/  Kenneth W. Gann             By:    /s/  Eric W. Montgomery
      ------------------------------          --------------------------------
      Kenneth W. Gann, President and          Eric W. Montgomery
      Chief Executive Officer                 Vice President - Finance
      (Principal Executive Officer)           (Principal Financial Officer)

                                  EXHIBIT INDEX

Exhibit                                              Filed       Sequential
  No.          Exhibit                             Herewith At    Page No.
-------        -------                             -----------    --------
   4           Specimen Common Stock
                Certificate.(1)

  11           Computation of Earnings Per Share     E-1

---------------------

(1) Incorporated by reference to Registration Statement on Form S-1, File No. 33-28967.