Form 10-K
period 1997-06-30
CCAIR INC
filed 1997-09-29
CIK 850922

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For Fiscal Year Ended JUNE 30, 1997
                                                        OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
         EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from ____________________ to _________________________
Commission file number            0-17846

                                   CCAIR, INC.
                 DELAWARE                      NO. 56-1428192
      State or other jurisdiction of        I.R.S. Employer ID
      incorporation or organization

           P. O. BOX 19929, CHARLOTTE, NC                          28219-0929
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229,405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

The aggregate market value of Common Stock held by non-affiliates (based upon the closing price for the Common Stock on the small-cap stock market of the National Association of Securities Dealers Automated Quotation System) on September 19, 1997 was approximately $22,591,485.

As of September 19, 1997, there were 7,740,695 shares of $0.01 par value Common Stock outstanding.

                       Documents Incorporated by Reference

Portions of the Registrant's Definitive Proxy Statement, to be filed with the Commission not later than 120 days after the end of the Registrant's fiscal year ended June 30, 1997, are incorporated by reference in Part III hereof, as specified.



--------------------------------------------------------------------------------

                                   CCAIR, INC.

                       FISCAL 1997 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS


                                     PART I
                                                               PAGE NO.


Item 1.  Business................................................ 1
Item 2.  Properties.............................................. 6
Item 3.  Legal Proceedings....................................... 6
Item 4.  Submission of Matters to a Vote of Security Holders..    6


                                     PART II


Item 5.  Market for Registrant's Common Equity and Related
          Stockholder Matters.............................................. 7
Item 6.  Selected Financial Data........................................... 7
Item 7.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations.............................. 9
Item 7A.  Quantitative and Qualitative Disclosure Abour Market Risk........19
Item 8.  Financial Statements and Supplementary Data.......................19
Item 9.  Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure..............................19


                                    PART III


Item 10.  Directors and Executive Officers of the Registrant............. 19
Item 11.  Executive Compensation......................................... 19
Item 12.  Security Ownership of Certain Beneficial
           Owners and Management......................................... 20
Item 13.  Certain Relationships and Related Transactions................. 20


                                     PART IV


Item 14.          Exhibits, Financial Statement Schedules and Reports
                  on Form 8-K.............................................20


                  Index to Financial Statements and Schedules............ F-1

                  Index to Exhibits...................................... E-1

                                     PART I


ITEM 1.           BUSINESS


GENERAL

         CCAIR, Inc. (the "Company") is a Charlotte, North Carolina based regional air carrier providing regularly scheduled passenger service to 21 cities in Georgia, Kentucky, Ohio, North Carolina, South Carolina, Virginia, and West Virginia, primarily from a hub at the Charlotte/Douglas International Airport. The Company currently operates a fleet of 25 turboprop passenger aircraft with 1,199 weekly departures scheduled over a route system covering approximately 205,000 miles. The Company was incorporated under Delaware law in July 1984 under the name Sunbird Airlines 1984, Inc. for the purpose of purchasing substantially all of the assets of Sunbird Airlines, Inc. The Company changed its name to CCAIR, Inc. in January 1986.

         The Company's business has principally involved providing service for business travelers from small- and medium-sized communities in its market area to connecting flights of major carriers, principally US Airways, Inc. ("US Airways"), at the hub operations of US Airways at the Charlotte/Douglas International Airport. In addition, the Company operates a small number of flights into Raleigh, North Carolina. In order to market the Company's services, the Company has an agreement with US Airways that permits the Company to operate under the name "US Airways Express" and to charge their joint passengers on a combined basis with US Airways. (See discussion under "Business Agreement with US Airways" below). The Company believes that its use of US Airways's "US" flight designator code continues to be the most significant factor contributing to its ability to compete for passengers and to its historical growth.

         Unless otherwise indicated, references in this Annual Report to years mean the Company's July 1 to June 30 fiscal years and "fiscal 1997" means the fiscal year that began on July 1, 1996 and ended on June 30, 1997.


BUSINESS AGREEMENT WITH US AIRWAYS

         Approximately 80% of the Company's passenger revenue is generated by passengers who are connecting with US Airways flights and is determined under an agreement for the sharing of joint passenger fares and division of revenue with US Airways (the "Agreement"). The Agreement expires on October 31, 1998. The Agreement provides that it may be terminated upon 180 days prior written notice for any reason by either US Airways or the Company or upon ten (10) days prior written notice by US Airways under certain conditions, including if: (i) the Company fails to maintain at least a minimum required operating schedule; (ii) during any one month the Company's flight completion percentage is less than 96% due to cancellations attributable to maintenance or operational deficiencies within the Company's control; (iii) the Company fails to comply with the trademark licensing provisions of the Agreement; (iv) the Company becomes insolvent; or (v) there is a change of control or ownership of 51% or more of the Company's common stock without the consent of US Airways.

         The Agreement provides for coordinating schedules and reservations, joint fares and advertising. In addition, the Agreement provides that US Airways or its affiliates will provide to the Company check-in, ticketing, baggage handling and security services at eleven (11) airports including Charlotte/Douglas International Airport in Charlotte, North Carolina. As of February 1, 1994, the Company assumed from US Airways total responsibility for ground operations at Concourse D of the Charlotte/Douglas International Airport pursuant to an agreement that requires US Airways to pay a monthly handling fee to the Company. The fee is currently approximately $372,000 per month.

         The Agreement also authorizes the Company to operate as "US Airways Express", to use the US Airways "US" flight designator code to identify its flights and fares for purposes of computer reservations, printed schedules, and tickets, and to display the US Airways colors and "US Airways Express" logo on its fleet of aircraft. The Company does not have the exclusive rights to the "US Airways Express" name or other attributes described above. US Airways has two subsidiaries serving the Charlotte/Douglas International Airport, Piedmont Airlines ("Piedmont") and PSA Airlines, Inc.; additionally, US Airways affiliate, Mesa Airlines, Inc. serves the Charlotte/Douglas International Airport. These regional airlines operate to destinations not served by the Company but also utilize the "US Airways Express" name and other US Airways attributes. The Company pays US Airways handling fees based on the number of passengers boarded in cities where US Airways provides the Company flight service and for reservations services.

         The Agreement is a significant factor in the Company's operation and termination of the Agreement would have a material adverse effect on the Company's business. Additionally, the Company's business could also be adversely affected by events that adversely affect US Airways. US Airways has until September 30, 1997 to affirm an order for up to 400 Airbus Industrie aircraft. Confirmation of the deal depends on first reaching a cost-cutting contract with its pilots' union. US Airways contends that it will be forced to shrink into a smaller, regional airline unless it can achieve a "competitive cost structure" via a new pilot agreement. As the direction and details of US Airways' future business plans have not yet been disseminated, the Company cannot as yet assess the effect of such plans on its future operations.


OPERATING STRATEGY AND SEASONAL NATURE OF BUSINESS

         The Company's operating strategy is designed to attract interline passengers from small- and medium-sized communities in its market area who wish to connect with flights on major carriers, principally US Airways, at Charlotte/Douglas International Airport. In addition, the Company seeks to attract passengers for its local flights between destinations serviced by the Company. The Company particularly emphasizes providing reliable and conveniently scheduled service for business travelers.

         The Company's passenger traffic is influenced by seasonal travel. Increases in passenger traffic generally occur in the months of March through October and decreases in November through February. The Company's operations also are influenced by the weather, principally in the winter months.


ROUTES

         The Company operates a "hub and spoke" route system with Charlotte as its hub. The Company's operations are a component of the "hub and spoke" route system strategy employed by US Airways at Charlotte. The Company's route system currently includes service between Charlotte/Douglas International Airport and sixteen (16) other airports as well as service between Raleigh/Durham, North Carolina and Asheville, North Carolina, Charleston and Greenville/Spartanburg, South Carolina and Norfolk, Virginia.

         The following table sets forth selected information about the Company's route system and scheduling as of September 19, 1997.


                                                     DATE SERVICE                 FLIGHTS OPERATED
                                                     COMMENCED                       PER WEEKDAY
         Georgia:
                  Athens                              May 1985                          4
                  Augusta                             May 1985                          6
                  Columbus                            November 1994                     3
         North Carolina:
                  Asheville                           May 1985                          3
                  Charlotte                           May 1985                         76
                  Greenville                          May 1985                         10
                  Hickory                             May 1985                          8
                  Jacksonville                        May 1995                          9
                  Kinston                             July 1985                         5
                  Raleigh/Durham                      May 1985                         13
                  Rocky Mount/Wilson                  July 1986                         5
                  Southern Pines/Pinehurst            October 1991                      5
                  Winston-Salem                       May 1985                          3
         South Carolina:
                  Charleston                          April 1995                        4
                  Greenville/Spartanburg              May 1985                          6
         Kentucky:
                  Lexington                           May 1993                          5
         Ohio:
                  Cincinnati                          July 1993                         6


ROUTES, CONTINUED

                                                     DATE SERVICE                 FLIGHTS OPERATED
                                                     COMMENCED                       PER WEEKDAY

         Virginia:
                  Lynchburg                           May 1995                          7
                  Norfolk                             February 1995                     3
         West Virginia:
                  Huntington                          April 1987                        4
                  Greenbrier/Lewisburg                February 1995                     1

         The Company continually reviews and analyzes its route structure for the purpose of proposing adjustments in flight schedules. Such adjustments are implemented after the Company receives the consent of US Airways to the adjustments.


FARES

         The Company derives its passenger revenues from joint fares involving travel on the route system of both the Company and US Airways and from local fares. Approximately 80% of the Company's passenger revenues are derived from joint fares, that is, fares which are shared with US Airways. Local fares, which are fares for flights provided by the Company within its route system, account for the balance of the Company's passenger revenues.

         The Company's revenues from joint fares are dependent on pricing decisions made by US Airways and the Company has little ability to influence such pricing decisions. The Company prices its local fares to be comparable with fares charged by major carriers in similar markets. The Company seeks to maximize its passenger yields by restricting the number of discount fares for passengers on flights with high passenger demand.

         The Company realized improved average passenger fares of $84.41 in fiscal 1997. This compared favorably with fares in fiscal 1996 and fiscal 1995, when the average fare was $82.25 and $72.01, respectively. The average fare increased in fiscal 1997 as a result of a larger proportion of revenue passengers being high yield business traffic. Fiscal 1995 fares were negatively impacted by a competing airline's increased operations in the Company's service area. US Airways reduced fares, including the joint fares shared with the Company, to avoid losing market share and to stimulate traffic. The competitor reduced operations in the Company's service area in the third quarter of fiscal 1995, which allowed US Airways to collect fares higher than those charged in the previous environment. The Company currently projects fares to remain at levels achieved in fiscal 1997 throughout 1998. However, many factors, including, but not limited to, competition, actions by US Airways, fuel costs, regulation, and general economic conditions can impact fares charged by the Company.


WORKING CAPITAL

         The Company's air traffic receivables are settled through the Airlines Clearing House and collected monthly, one month in arrears. To reduce the cash flow issues caused by the collection of receivables one month in arrears, the Company has obtained a line of credit in the amount of $3.0 million from British Aerospace Asset Management ("BAAM"), an affiliate of British Aerospace, Inc. ("BAI"), which was increased to $4.0 million in July, 1997.

         Under the line of credit, the air traffic receivables, after set-off of amounts due US Airways and other airlines, are transferred from the Airlines Clearing House to a pledge account with a bank. From that account, in accordance with irrevocable instructions, funds are transferred to BAAM to pay for any sums due under the line of credit and then to Jet Acceptance Corporation ("JACO"), an affiliate of BAI, for payments due under lease obligations. The balance in the pledge account is then paid to the Company.

         Due to the timing of the Airlines Clearing House settlement in June, the Company held the net Clearing House funds in its Clearing House bank account on June 30, 1997. Therefore, the Company's balance sheet at June 30, 1997 reflects the net Clearing House settlement of $4,876,000 as cash. The obligations to the BAI affiliates described above were reflected as current liabilities on the June 30, 1997 balance sheet and were paid on July 1, 1997.

MARKETING

         The Company's services are promoted primarily through displays in most airlines' computer reservation systems and the Official Airline Guide and through direct contact with travel agencies and corporate travel departments. The Company and US Airways have agreed to coordinate advertising and public relations for the US Airways Express program.

         In addition, the Company's services are advertised on a cooperative basis with US Airways. The Company, from time to time, has offered promotional fares to introduce new service and to stimulate traffic on special occasions and holidays. The Company also has ticket arrangements with major United States and foreign air carriers that allow these carriers to write interline tickets on the Company's flights.


COMPETITION

         The principal competition for the Company is the air service provided by major and other regional air carriers operating from hub airports in Atlanta, Cincinnati and Raleigh/Durham. From these hub airports, Delta Air Lines ("Delta"), Midway Airlines ("Midway") and their affiliates offer service to some destinations also served by US Airways through its hub operations at the Charlotte/Douglas International Airport. The Company competes with Delta and Midway and with regional air carriers that have joint marketing agreements with them for passengers traveling to destinations served through hub airports. The principal customers for these services are business travelers and competition is based upon scheduling and flight connections, reliability and, to a lesser extent, pricing. The Company constantly reviews its scheduling and the frequency of its flights to reduce the layover time experienced in connecting with a US Airways flight, in order to minimize the length of the combined trip and to compete with similar service offered by Delta and Midway. To a lesser extent, the Company competes with various forms of ground transportation, primarily private automobiles, which are used to travel to a hub airport or other airport offering direct air service. The Company believes that the principal factors affecting the Company's competitive position are scheduling and flight connections, reliability, pricing, customer service and type of aircraft.


EMPLOYEES

         As of June 30, 1997, the Company had 646 employees. These employees included 185 pilots and copilots, 45 flight attendants, 284 customer service personnel, 77 maintenance personnel and 55 other management, administrative, accounting and marketing personnel.


FUEL

         Fuel costs constitute 9% to 11% of the Company's total operating expenses. The Company obtains substantially all of its fuel under a consortium agreement with other airlines. Such arrangement, however, does not assure the Company access to any specified quantity of fuel and prices thereunder reflect market prices for fuel. To date, such arrangement has provided adequate supplies of fuel for the Company. The Company became obligated to pay the 4.3(cent) per gallon Federal Excise Tax on transportation fuels on October 1, 1995. Airlines had a three-year exemption from this tax, which became law during 1992. The Company recognized expense of approximately $351,000 as a result of this tax during fiscal 1997, and $275,000 in fiscal 1996.

         Fuel prices have experienced significant increases due to market fluctuations, resulting in increased costs per gallon for the Company. However, the Company is currently in negotiations with other providers of fuel in an effort to achieve a more favorable unit price. As fuel expense is currently only 10.6% of operating expenses, the Company does not believe it is cost effective to attempt to manage fuel price risk. As such, no derivatives or other off-balance sheet instruments are used to hedge fuel prices.


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

GOVERNMENTAL REGULATION, CONTINUED

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


THE ESSENTIAL AIR SERVICE PROGRAM

         Pursuant to the Airline Deregulation Act of 1978, certain communities in the United States are guaranteed specified levels of essential air service (the "EAS Program"). The EAS Program provides for the payment of compensation to carriers which volunteer to provide subsidized essential air service and are selected by the DOT to provide such service. The Company has received subsidy payments under the EAS Program for Danville and Shenandoah Valley, Virginia. DOT subsidy payments provided no revenues for the Company in fiscal 1997, and 0.5% in fiscal 1996. Under provisions in the EAS Program, the Company ceased service to Danville in October, 1995 and ceased to receive subsidized compensation for service to Shenandoah Valley effective July, 1996. The Company does not anticipate initiating service to cities under the EAS program in fiscal 1998, thus estimates no future EAS revenues.


EXECUTIVE OFFICERS OF THE COMPANY

Name                       Age     Position

Kenneth W. Gann            58      Director, President and Chief Executive
                                   Officer from November, 1990 to present.

Eric W. Montgomery         38      Vice President of Finance from February, 1995
                                   to present; Secretary from February, 1995 to present.

Peter J. Sistare           34      Vice President of Operations from
                                   December, 1993 to present.


GROUND FACILITIES

         The Company presently occupies approximately 11,018 square feet of office space in the Charlotte/Douglas International Airport's old terminal building, in Charlotte, North Carolina and 15,000 square feet of hangar space and 10,000 square feet of space for operations use also at the Charlotte/Douglas International Airport. The office space is used for the Company's principal executive and administrative offices and the hangar facility contains the Company's maintenance operations for its aircraft, as well as maintenance support and inventory. The office space and hangar facility are leased under commercial use permits with the City of Charlotte, North Carolina. The permits are a month-to-month tenancy with an annual rental of $163,500 and are cancelable upon thirty (30) days notice by either party.

         The Company's counter, baggage, gate and ramp spaces at the airports served by the Company are provided by US Airways and its affiliates except at ten (10) airports where the space is leased from the airport authorities. With respect to the ground operations at Concourse D of the Charlotte/Douglas International Airport, the Company provides those services under contract with US Airways. US Airways reimburses the Company for its costs in providing the services.

ITEM 2.           PROPERTIES



PASSENGER AIRCRAFT

         The Company presently services its passenger route system with a fleet of 25 leased turboprop aircraft. The following table sets forth certain information with respect to the Company's passenger aircraft as of September 1997:

                                                                        APPROX.          APPROX.         APPROX.
                                    NUMBER OF                          EFFECTIVE        CRUISING         AVERAGE
                                     AIRCRAFT        NUMBER OF           RANGE           SPEED              AGE
AIRCRAFT                            IN SERVICE          SEATS           IN MILES         (MPH)            (YEARS)

Shorts 360                              7                36              250               220              9.5
Jetstream 31                           14                19              350               270             11.4
Dash 8                                  4                37              450               290              7.2


         The Company operates its Shorts aircraft primarily on its higher density and shorter-haul markets and its Jetstream aircraft for lower density and longer-haul segments. The Dash 8 aircraft were leased to operate in certain longer-haul and high density markets. All of the aircraft are leased, with terms for the Shorts extending a maximum of seven years and the Jetstreams extending for a maximum of five years. The renegotiated Dash 8 leases extend to 2007.

         With respect to the Company's renegotiation of its aircraft lease payments in fiscal 1995 (discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations), the lease reductions would cease in the event of a merger, consolidation, acquisition or other significant change in the ownership of the Company.


MAINTENANCE OF AIRCRAFT

         The engines on all of the Company's aircraft are maintained under a continuous airworthiness maintenance program. The engines on the Shorts 360 aircraft undergo overhaul after every 8,000 hours of operation. This interval is based on the manufacturer's approved sampling program which allows for escalation at 500-hour intervals after the completion of a satisfactory engine overhaul. The engines on the Company's Jetstream 31 aircraft undergo disassembly inspection and repair after every 3,500 hours of operation. This interval is also based on the manufacturer's recommendation. The engines on the Dash 8 aircraft undergo overhaul after every 12,000 hours of operation. This interval is based on the manufacturer's recommendation.

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


     FISCAL 1997               HIGH               LOW

     First Quarter             2 5/16            1 7/16
     Second Quarter            2 1/16            1 7/16
     Third Quarter             2 1/32            1 11/16
     Fourth Quarter            2                 1 13/16

     FISCAL 1996               HIGH               LOW

     First Quarter             3 15/16           2 1/4
     Second Quarter            2 5/8             1 7/8
     Third Quarter             2 3/8             1 1/2
     Fourth Quarter            2 3/8             1 5/8


         At September 19, 1997 there were approximately 401 stockholders of record.

         The transfer agent for the Company's common stock is First Union National Bank of North Carolina, Charlotte, North Carolina.

         During its 1996 and 1997 fiscal years, the Company did not pay cash dividends on its common stock. Based upon its forecast for fiscal 1998, the Company does not plan to pay cash dividends in fiscal 1998.


ITEM 6.          SELECTED FINANCIAL DATA (IN THOUSANDS, EXCEPT INCOME PER SHARE)


                                                                                        YEAR ENDED JUNE 30
                                                 1997              1996             1995              1994             1993
                                                 ----              ----             ----              ----             ----
Statement of operations data:
  Operating revenues:
    Passenger                                 $67,020           $64,482          $60,804           $60,063          $61,296
    Public service                              ---                 353              695               814              724
    Other                                       1,467             1,399            1,540             1,215            1,159
                                              -------           -------          -------           -------          -------
          Total operating revenues             68,487            66,234           63,039            62,092           63,179
                                              -------           -------          -------           -------          -------

  Operating expenses:
    Flight operation                           23,539            23,490           22,416            25,586           24,131
    Fuel and oil                                7,117             6,262            5,406             5,202            5,858



ITEM 6.           SELECTED FINANCIAL DATA (IN THOUSANDS, EXCEPT INCOME PER
                  SHARE), CONTINUED

                                                                                        YEAR ENDED JUNE 30
                                                 1997              1996             1995              1994             1993
                                                 ----              ----             ----              ----             ----

    Maintenance materials, repairs
     and overhead                              12,381            12,566           11,619            11,270           11,448
    Ground operations                           8,373             7,839            7,391             9,026            8,100
    Advertising, promotion and
     commissions                                9,868             9,104            9,007             8,921            9,745
    General and administrative                  4,115             4,273            4,802             4,369            3,821
    Depreciation and amortization               1,399             1,814            1,845             1,595            1,446
    Loss from write-off of
     preoperating costs                                                                                                 684
                                              -------           -------          -------           -------          -------
          Total operating expenses             67,092            65,347           62,486            65,969           65,233
                                              -------           -------          -------           -------          -------
          Operating income (loss)               1,395               886              553            (3,877)         ( 2,054)
  Interest expense                             (  742)         (    761)        (    920)          (   819)        (    789)
  Other income (expense), net                       8         (      11)               5          (     60)              60
                                              --------        ---------        ---------         ---------        ---------
  Income (loss) before income taxes               661               114         (    362)           (4,756)         ( 2,783)
  Provision for income taxes                   (  141)        (      18)         ---                ---             ---
                                              -------         ---------      -----------         ---------     --------
          Net income (loss)                   $   520          $     96         $(   362)          $(4,756)         $(2,783)
                                              =======          ========         ========           =======          =======

Net income (loss) per share
          Net income (loss)                   $   .07           $   .01          $(  .05)          $(  .68)         $( .43)
                                              =======           =======          ========          ========         =======

Weighted average common and
 common equivalent shares
 outstanding                                    7,980             7,969            7,382             7,006            6,547
                                               ======            ======           ======            ======          =======
Cash dividends declared
 per common share                               - -               - -              - -               - -              - -
                                           ==========        ==========       ==========        ==========       ========

Balance sheet data:
  Current assets                              $13,458           $14,165          $ 9,713           $11,242          $11,458
  Current liabilities                          16,998            15,525           10,272            11,937            7,850
  Net property and
    equipment                                  13,683            12,332           12,406            13,337           12,283
  Total assets                                 27,971            27,130           22,153            24,629           23,793
  Long-term debt, less
    current portion (1)                         3,346             4,010            4,876             5,902            6,866
  Shareholders'
    equity                                      6,357             5,837            5,032             5,372            7,320




(1) See Note 5 to financial statements regarding certain capital lease obligations which are included in long-term debt in this schedule.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS

         The following table sets forth selected operating data relating to the Company's passenger service for fiscal years 1997, 1996 and 1995.


                                                                      YEAR ENDED JUNE 30
                                                         1997                1996                1995
                                                         ----                ----                ----
Operating revenue (000)                                  $68,488             $66,234            $63,039
Operating expense (000)                                   67,092              65,347             62,486
Revenue passengers carried                               794,013             783,997            844,421
Revenue passenger miles (000) (1)                        146,567             144,695            142,499
Available seat miles (000) (2)                           305,086             311,967            305,388
Passenger load factor (3)                                   48.0%               46.4%              46.7%
Passenger breakeven load factor                             47.6%               46.3%              46.9%
Yield per revenue passenger mile (4)                        45.7(cent)          44.5(cent)         42.7(cent)
Operating cost per available seat mile                      22.0(cent)          20.9(cent)         20.5(cent)
Average passenger trip (miles)                             184.6               183.9              168.7
Average daily aircraft utilization
  per plane (block hours)                                    8.2                 8.0                8.2
Average passenger fare                                    $84.41              $82.25             $72.01
Average completion factor                                  95.9%                95.1%              95.1%


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

         The following table sets forth selected operating data relating to the Company's passenger service for each quarter of fiscal year 1997 (see Note 12):


                                                                 1997 QUARTERLY DATA
                                             FIRST             SECOND            THIRD            FOURTH
                                            QUARTER           QUARTER           QUARTER          QUARTER

Operating revenue (000)                     $17,370           $16,623           $16,484          $18,010
Operating income (loss) (000)                   511               275               363              246
Net income (loss) (000)                         321                55               126               18
Earnings (loss) per share                       .04               .01               .02              .00

Passengers carried                          208,580           202,782           172,116          210,535
Revenue passenger miles (000)                38,691            37,377            31,870           38,629
Available seat miles (000)                   82,391            77,999            70,620           74,076
Passenger load factor                         47.0%             47.9%             45.1%            52.1%
Passenger breakeven load factor               46.1%             47.8%             44.8%            51.7%
Yield per revenue passenger mile               44.3(cent)        43.7(cent)        49.7(cent)       45.8(cent)
Average passenger trip (miles)                185.5             184.3             185.2            183.5
Average passenger fare                      $ 82.13           $ 80.63           $ 92.05          $ 84.06
Operating cost per available
 seat mile                                     20.5(cent)        21.0(cent)        22.8(cent)       24.0(cent)


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS, CONTINUED


         FISCAL 1997

         The Company achieved improved operating results in fiscal 1997, continuing the trend from fiscal 1996. Operating income and net income in the current year are $1,395,000 and $520,000, respectively, compared to fiscal 1996 operating income of $886,000 and net income of $96,000. Passenger revenues increased by 3.9%, with operating expenses held at 2.7% growth. Yield per passenger mile continued to improve in 1997, resulting in 45.7(cent) per revenue passenger mile ("RPM") as compared to 44.5(cent) per RPM in fiscal 1996.

         Annual revenues increased in fiscal 1997 to $68,488,000 over fiscal 1996 revenues of $66,234,000. The 3.3% increase over prior year is attributable primarily to increased average fares related to continued industrywide fare growth. Low fare competitors remain absent from the markets served by the Company. Additionally, the Company maintained local market fares introduced in February 1996 to stimulate travel, resulting in enhanced revenues throughout fiscal 1997. Annual and quarterly yield comparisons are complicated by the expiration and reimplementation of the federal ticket tax in fiscal 1996 and 1997. The tax lapsed on December 31, 1995 and was reinstated in late August, 1996. The tax again expired on December 31, 1996 and was resumed in early March, 1997. The Company believes that its passenger revenues were stimulated during the periods the tax was not in effect - the absence of the tax effectively reduced the cost of air travel. The Company is not able to determine the extent to which operating results in fiscal 1996 and 1997 benefited from the absence of the tax, although it does believe that it had a positive impact on its operating results. A new excise tax formula is being implemented by the federal government on October 1, 1997; the results of this are not expected to significantly impact the operating results of the Company.

         Available seat miles ("ASMs") decreased 2.2% from fiscal 1996. The Company discontinued service between Shenandoah Valley, Virginia and Baltimore, Maryland in December, 1996. Pursuant to an economic analysis of Shorts aircraft utilization and profitability, the Company reduced the number of flights using these aircraft in December, 1996. As such, only seven of the nine Shorts aircraft were scheduled for the last seven months of fiscal 1997. While ASMs thus decreased 6.1% for the last seven months of fiscal 1997 when compared to 1996, the load factor increased from 47.8% for the seven months in fiscal 1996 to 49.0% for the comparable period in fiscal 1997.

         The Company, while able to implement changes in its flight schedule after receiving the consent of US Airways, has limited control over the cities it serves as a US Airways Express carrier. The Company did receive approval to discontinue service to Shenandoah Valley, Virginia and Montgomery, Alabama effective July 8, 1997 and September 4, 1997, respectively, based upon profitability and aircraft utilization studies. The Company is not aware of any other schedule changes being contemplated that would have a significant impact on operations.

         RPMs increased commensurately with revenue passengers, reflecting growth of 1.2% over fiscal 1996. Elevated RPMs, passengers carried and average fares are indicative of the overall health of the air transportation industry. The Company continued to maintain its upward trend in average fares for fiscal 1997. The fiscal 1997 average fare was $84.41, compared to $82.25 in fiscal 1996.

         Operating costs per ASM escalated from 20.9(cent) to 22.0(cent) from fiscal 1996 to fiscal 1997. Contributing factors include increases in maintenance outside repair expenses, fuel cost, flight operations and customer service wages and US Airways' fees for ticketing and passenger handling. These increases were partially mitigated by cost reductions realized in the Company's aircraft hull insurance, engine overhaul amortization expenses and savings realized under the first full year of reduced Jetstream 31 lease payments.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED



RESULTS OF OPERATIONS, CONTINUED

         FISCAL 1997, CONTINUED

         Flight operations expense stabilized in fiscal 1997 at $23,539,000, as compared to $23,490,000 in fiscal 1996. Although the Company experienced significant increases in pilot and flight management salaries, the additional expenses were offset by reductions in hull insurance rates and aircraft lease payments. The Company continues to benefit from reductions in the insured value of the aircraft fleet and more favorable hull insurance rates resulting in annual savings of $393,000 in 1997. Additionally, renegotiated lease payments for the Jetstream 31 fleet finalized in 1996 resulted in further reductions to lease expenses as compared to fiscal 1996. Pilot salaries escalated 4.9%, or $336,000 over fiscal 1996 to $7,135,000 in fiscal 1997. Under the plan negotiated with the Air Line Pilots Association ("ALPA"), pilot salaries were initially reduced by 16% in October 1994, with 4% of the original concession being reinstated after each subsequent four-month period. The final increase scheduled under this plan occurred in February, 1996. Accordingly, fiscal 1997 was the first complete year under the fully reinstated salary levels. Furthermore, annual seniority wage increases contributed to the augmentation of pilot salary expense. Flight operations management and support salary expenses also grew by $100,000 as compared to 1996; enhancement of the training and crew scheduling departments are the primary factors.

         Crew travel expenses, comprised of meal allowances and accommodations declined significantly, from $1,280,000 in fiscal 1996 to $1,078,000 in fiscal 1997. In April, 1996, 14 crews were placed in four newly established crew bases in Lynchburg, Virginia; Cincinnati, Ohio; Lexington, Kentucky and Kinston, North Carolina. Establishment and maintenance of these new crew bases resulted in savings of $202,000 in fiscal 1997.

         The Company is obligated pursuant to its contract with its pilots to match pilot contributions to the Company's 401(k) plan based upon an agreed-upon earnings formula. The Company has recorded $138,000 of compensation expense related to its contractual obligation as flight operations expense in fiscal 1997. The Company had insufficient earnings to trigger the matching provision in fiscal 1996.

         Market fluctuations in price variances in and ASMs flown cause annual fuel and oil expenses to be volatile. Despite a 2.2% decline in ASMs flown, the Company experienced a 14% increase in fuel and oil expense, with expenditures of $7,117,000 in fiscal 1997 versus $6,262,000 in fiscal 1996. Fuel consumption was
8.2 million gallons at an average price per gallon of 87.4(cent) in fiscal 1997, as compared to 8.3 million gallons at 75.8(cent) per gallon in fiscal 1996. Fuel prices peaked from October, 1996 through February, 1997, averaging 93.8(cent) per gallon during this period. Average price per gallon had waned to approximately 81(cent) per gallon by June, 1997. As fuel expense is only 10.6% of total operating expenses, the Company does not believe it is cost effective to attempt to manage fuel price risk; thus no derivatives or other off-balance sheet instruments are used for hedging purposes.

         Maintenance materials, repairs and overhead decreased 1.5% from fiscal 1996, as expense was $12,381,000 in fiscal 1997 versus $12,566,000 in fiscal 1996. Maintenance expenses typically fluctuate based upon flight hours and takeoffs and landings. Maintenance expense per ASM remained relatively constant; 4.1(cent) in 1997 and 4.0(cent) in 1996.

         Ground operations expenses increased 6.8% over prior year, resulting in fiscal 1997 expenditures of $8,373,000 versus $7,839,000 in fiscal 1996. US Airways passenger handling fees continued to increase. In markets where US Airways personnel provide customer service and handling, a fee is charged to the Company; this fee increased 35(cent) per passenger in February, 1997. Fees have increased periodically as follows: July 1996, $6.50 per passenger; January 1996, $7.75 per passenger; and February 1997, $8.10 per passenger. While passengers carried increased by only 10,000, or 1.2%, passenger handling fees escalated 18%, or $555,000 in fiscal 1997.

         Ground operations expense is offset in Charlotte, North Carolina through the Company's reimbursement rate for operating Concourse D at the Charlotte/Douglas International Airport. The Company's reimbursement increased from $354,000 to $359,000 in August, 1996 and $372,000 in January, 1997. The
Company cannot predict the timing or extent of any future passenger handling fee adjustments. Customer Service salaries at Company-operated stations increased $149,000 due to the combination of general wage increases, service schedule alterations, and additional overtime.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED



RESULTS OF OPERATIONS, CONTINUED

         FISCAL 1997, CONTINUED

         Advertising, promotion and commissions expense increased from 14.1% of passenger revenue in fiscal 1996 to 14.7% in fiscal 1997. On January 1, 1996, US Airways implemented a new reservations fee structure which resulted in an additional $.90 per passenger charge. Fiscal 1997 thus received an entire year, or an additional $370,000 of this expense as compared to 1996. CRS fees also increased on a per-passenger basis in fiscal 1997.

         Total general and administrative expenses in fiscal 1997 were $4,116,000 as compared to $4,273,000 in fiscal 1996, for a decrease of 3.7%. While salaries increased by $166,000, property taxes declined $303,000. The property tax decrease was due to refunds of $118,000 resulting from personal property reclassifications for tax purposes for the years allowed under local statute (1991-1995). Other general and administrative decreases resulted from $75,000 in refunded sales and use taxes related to off-road fuel taxes originally remitted in 1994 through 1996.

         Depreciation and amortization expense declined slightly from $1,814,000 in fiscal 1996 to $1,699,000 in fiscal 1997, as asset additions for rotable flight equipment, ground equipment and leasehold improvements were minimal in the current year, and thus little depreciation was generated on current-year property additions.

         In fiscal 1997, recognition of net operating loss carryforwards offset income tax expense at the statutory rate; however, the Company's effective federal income tax rate was 21.3% which reflects the impact of the alternative minimum tax on operations. Income tax expense was $141,000 in fiscal 1997, as compared to $18,100 for fiscal 1996. At June 30, 1997 the Company had approximately $5,860,000 of United States Federal regular tax operating loss carryforwards available to offset future taxable income. These carryforwards begin expiring on June 30, 2005.

         The estimates of future results included above are based upon present information regarding operations and future trends. While the Company believes that the estimates constitute its best judgment on future results, the actual results may differ materially from the estimates.


         FISCAL 1996

         The operating results for fiscal 1996 continued the positive trend from fiscal 1995. Passenger revenues increased 6.0%, attributable to the improved yield per revenue passenger mile of 44.5(cent) in fiscal 1996 from 42.7(cent) in fISCAL 1995. The result of these overall improvements was operating income of $886,000 and a net income of $96,000 versus operating income of $553,000 and a net loss of $362,000 in fiscal 1995. Operating expense increases of 4.6% partially offset the revenue improvement.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED



Results of Operations, continued

         FISCAL 1996, CONTINUED

         Available seat miles increased 2.2% over fiscal 1995. The growth was primarily due to increased daily service to longer-haul markets, including Columbus, Georgia, Lexington, Kentucky and Lynchburg, Virginia, increasing total weekday departures to 216 from 213 in fiscal 1995.

         While the number of revenue passengers carried decreased by 7.2%, revenue passenger miles increased 1.6% as compared to fiscal 1995 as a result of changes to the Company's service schedule. Because the low-fare competition in 1995 was not present in 1996 to depress fares, the Company was able to maintain higher average ticket prices of $82.25 in fiscal 1996 versus $72.01 in fiscal 1995, thus increasing yield per revenue passenger mile to 44.5(cent), an increase of 4.2% over 1995.

         Operating costs per available seat mile increased from 20.5(cent) to 20.9(cent) for fiscal 1995 to 1996. Contributing factors include increases in fuel costs, pilot training expenses, US Airways fees and engine overhaul expenses. A portion of these increases were offset by cost reductions recognized in the Company's aircraft hull insurance, professional fees and property tax expenses.

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

         The escalation of market prices of fuel significantly affected fiscal 1996's fuel expense. Fuel expenditures totaled $5,406,000 in fiscal 1995, and increased 15.8% to $6,262,000 in 1996, when the average price per gallon of fuel increased from 67.1(cent) to 75.8(cent). Total fuel consumption was 8.3 million gallons versus 8.1 million gallons in fisCAL years 1996 and 1995, respectively. The increase between years was directly related to the increased service schedule. Fuel expense for 1996 includes the 4.3(cent) per gallon federal excise tax on transportation fuels which the Company became obligated to pay on October 1, 1995.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED


RESULTS OF OPERATIONS, CONTINUED

         FISCAL 1996, CONTINUED

         Ground operations expense increased 6.1% over 1995, as expenses went from $7,386,000 to $7,839,000. The principal factor in the higher expenses is the increase in US Airways handling fees that the Company pays as a result of US Airways handling the Company's passengers in certain markets. Inclement weather in the winter months caused an additional $200,000 in aircraft servicing charges in fiscal 1996 as compared to 1995, as deicing fluid purchases drastically increased.

         Advertising, promotion and commissions expense decreased from 14.8% of passenger revenue in fiscal 1995 to 14.1% of passenger revenue in 1996. The reason for this decrease was the revised rate structure for commissions paid to travel agencies, which went into effect during March, 1995. Commissions paid on travel agency-generated tickets decreased from an average of 10.0% in 1995 to 8.9% in 1996. As approximately 80% of tickets collected by the Company are written by travel agencies, the 1996 savings from this structure change was approximately $575,000. Partially offsetting this reduction was an increase in reservations fees charged by US Airways. On January 1, 1996, the reservations fee charged changed to a new fee structure resulting in an additional $360,000 in expense ($.90 per passenger) during the last two quarters of the 1996 fiscal year over fees which would have been paid under the old structure.

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

         Depreciation and amortization decreased slightly from $1,845,000 in fiscal 1995 to $1,814,000 in 1996, as asset additions for rotable flight equipment, ground equipment and leasehold improvements were minimal in fiscal 1996, and thus little depreciation was generated on 1996 property additions.

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

         Revenues for the years ended June 30, 1995 and 1994 were $63,039,000 and $62,092,000, respectively. The 6.0% increase in yield in fiscal 1995 was the result of industrywide fare increases implemented in the third quarter of fiscal 1995 and the elimination of the low-fare division of Continental, Continental Lite, in the same period. Continental Lite was a direct competitor of US Airways and the Company in its service area, and US Airways reduced fares, including the joint fares shared with the Company, to avoid losing market share and to stimulate traffic in the winter of 1993. The Continental Lite pricing and service strategy was eliminated by Continental Airlines in the third quarter of fiscal 1995, which allowed US Airways to alter its pricing strategy and thus resulted in increased yields for the Company based upon higher joint fares.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED


Results of Operations, continued

         FISCAL 1995, continued

         The number of available seat miles (ASMs) increased 5.5% in fiscal 1995 over fiscal 1994, primarily as a result of changes in the Company's service schedule. In conjunction with US Airways's strategy of eliminating jet service to short haul markets and turning this flying over to US Airways Express commuter operators, the Company initiated all turbo prop service to Augusta, Georgia in February, 1995 and Jacksonville, North Carolina and Lynchburg, Virginia in May 1995. Also during 1995, the Company ceased service to several cities it had previously served on a shared basis with US Airways from Charlotte, North Carolina. These cities were Wilmington, North Carolina, Asheville, North Carolina, Tri- Cities, Tennessee, Columbia, South Carolina, Huntsville, Alabama and Knoxville, Tennessee. The net effect of this schedule change was an increase in ASMs, as fourth quarter capacity increased by 5.5% over the third quarter and 6.9% over the same quarter in fiscal 1994.

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

         Fuel and oil expense increased to $5,406,000 in fiscal 1995 from $5,202,000 in fiscal 1994. The average cost per gallon of fuel into plane decreased to 67.1(cent) in 1995 from 68.3(cent) in 1994, reflecting the continued savings to the Company from the purchase of fuel through a US Airways subsidiary. Total fuel consumption was 8.1 million gallons in fiscal 1995 versus
7.7 million gallons in fiscal 1994. The increase from year to year was a direct result of increased levels of operations.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED



Results of Operations, continued

         FISCAL 1995, continued

         Ground operations expense decreased from $9,026,000 in fiscal 1994 to $7,391,000 in fiscal 1995. In July of 1993, US Airways increased handling fees that the Company pays for its passengers. At this time the Company was paying $8.24 per passenger handled by US Airways. In March of 1994, the Company assumed responsibility for ground operations at Concourse D at the Charlotte/Douglas International Airport in conjunction with the implementation of cost cutting measures by US Airways. The Company assumed the responsibility for the salaries and benefits of the Concourse D employees, and in return received $296,900 per month from US Airways and a reduction in passenger handling fees to $5.70 per passenger.

         In January of 1995, the Company's reimbursement rate for operating Concourse D increased to $340,000 per month. In March, 1995, the per-passenger handling fee charged by US Airways increased to $6.20 and increased to $6.50 in July, 1995. The reduction in ground operations expenses, while primarily due to the Concourse D realignment, was also due to operational efficiencies experienced at other stations operated by the Company.

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


LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash needs result from continuing operations including capital expenditures necessary to the operation of its aircraft, and the continuing payment of creditors in accordance with its Plan of Reorganization. The Plan of Reorganization was consummated in September, 1991 pursuant to bankruptcy proceedings initated by the Company. During fiscal 1997 the Company satisfied its cash requirements through internally generated funds and borrowings under a revolving line of credit agreement with an affiliate of an aircraft manufacturer, secured by all of the Company's accounts receivable. The Company also utilized short-term loans from certain directors and officers secured by owned flight equipment, a line of credit with Centura Bank, and through the deferral of certain scheduled lease payments to satisfy its cash needs.

         PLAN OF REORGANIZATION AND OTHER RESTRUCTURING

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

         The Company is required to make payments of $166,000 to unsecured creditors in annual installments in the first quarter of each fiscal year until 1999. The Company intends to make these payments when due.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED



LIQUIDITY AND CAPITAL RESOURCES, CONTINUED

         FINANCING

         During fiscal 1997 the Company had available a line of credit (the "Line") in an amount not to exceed $3,000,000 from British Aerospace Asset Management ("BAAM"). BAAM is an affiliate of JACO and British Aerospace Holdings, Inc., the company that had previously collateralized the Company's bank line through a loan purchase agreement. The Line permits the Company to borrow up to 50% of a borrowing base, which consists of the Company's transportation and nontransportation charges to Airlines Clearing House, Inc. ("ACH") or such greater amount as BAAM shall determine, but in no event more than $3,000,000. The Line is secured by all of the Company's accounts receivable, bears interest at prime + 2% and was scheduled to terminate on December 31, 1997, but must be extended by BAAM for successive one-year periods until December 31, 2001. Subsequent to June 30, 1997, BAAM increased the maximum credit available to $4,000,000. In conjunction with this increase in the maximum credit available, BAAM agreed to extend the termination date of the Line until July 31, 1998 and to increase the amount available for borrowing from 50% to 70% of the borrowing base.

         In November, 1996 the Company secured a supplemental line of credit (the "Centura Line") with its primary banking facility, Centura Bank. This is a revolving line of credit not to exceed $400,000 based on its original terms. Centura Bank did extend this Line to $800,000 for the months of February through June, 1997. The outstanding balance on the Centura Line accrues interest at an annual rate of prime plus 2%, and terminates September 30, 1997. The maximum amount drawn on the Centura Line was $751,000, with that amount being outstanding on June 30, 1997.

         During fiscal 1997, the Company obtained several short-term loans from certain directors and officers. Amounts borrowed under these loans ranged from $44,000 to $400,000, and earned interest at the rate of ten percent. The aggregate maximum and average amounts outstanding under these loans were $810,000 and $79,000, respectively. In connection with these loans, the Company issued to the lending parties options or warrants to purchase 55,225 shares of the Company's common stock.

         CAPITAL EXPENDITURES

         Capital expenditures consist of major component overhauls and fixed asset replacement. Capital expenditures in fiscal 1997 were $6,955,000 as compared to $6,169,000 in fiscal 1996. The increase is primarily due to continued expenditures for engine overhauls on the Dash 8 aircraft; these overhauls were completed in June, 1997. Substantial expenditures on Dash 8 engine overhauls are not expected again until fiscal year 2000. Moderate reductions were experienced in expenditures for rotable parts and aircraft leasehold improvements. The Company projects fiscal 1998 capital expenditures to be approximately $3,800,000, providing consummation of the fleet restructuring plan as described under Proposed Transactions. The components of the 1998 capital budget are $2,200,000 of engine overhauls, $300,000 of airframe and landing gear overhauls on the Company's aircraft and $1,300,000 for other capital items.

         OPERATING CASH FLOW

         The Company receives payments for airline tickets under interline agreements through the Airlines Clearing House one month in arrears. Historically, this payment in arrears has caused significant cash flow problems in the last half of each month. The Company has a line of credit with BAAM to provide a steady cash flow between ACH settlements. The Company believes that the restructuring stated above and improved revenue environment will provide sufficient cash flows to provide for continuing operations, capital expenditures and scheduled debt and bankruptcy payments absent adverse changes in current market conditions. If operating cash flows and the Line are insufficient to meet obligations, the Company has these financing sources available: issuance of stock, short-term loans from officers and directors, extending terms with trade creditors and restructuring aircraft lease payments.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED


LIQUIDITY AND CAPITAL RESOURCES,CONTINUED

         OPERATING CASH FLOW, continued

         The Company received the June Airlines Clearing House ("ACH") payment on the scheduled settlement date of June 30, 1997. However, because the first business day subsequent to receipt of funds was July 1, 1997, the Company maintained possession of the full settlement amount of $4,876,000 as of June 30, 1997. Ordinarily, BAAM receives payments from the settlement on the first business day subsequent to the transfer to satisfy the Line balance ($3,000,000 plus interest of $22,000 at June 30, 1997) and accrued aircraft lease payments due to JACO ($351,000), with the remaining funds to the Company's account. Other short-term liabilities settled from the residual funds on July 1, 1997 included the Centura Line of $751,000 plus interest of $3,000 and outstanding loans from Company Directors and Officers in the amount of $200,000.

         Accounts receivable decreased to $5,629,000 in fiscal 1997 from $5,937,000 in fiscal 1996. The decrease is due to lower passenger revenue in June, 1997 versus June, 1996 attributable primarily to a decrease in passenger traffic from June of 1996 compared to June, 1997.

         Other noncurrent assets increased from $632,000 in fiscal 1996 to $829,000 in 1997 as prepayments for component overhauls expected to be completed in a time period greater than the next twelve months increased by $197,000 between the respective balance sheet dates.

         Accounts payable remained stable at $5,521,000 in fiscal 1997 as compared to $5,546,000 in fiscal 1996 due to similar timing of the monthly Clearing House settlement. Notes payable, including current maturities, decreased from $2,226,000 in fiscal 1996 to $1,885,000 in 1997 as a result of scheduled debt payments.

         PROPOSED TRANSACTIONS

         The Company and its advisors, Barlow Partners, have determined that the elimination of the Shorts aircraft from the fleet would positively impact the operating results of the Company. Long-term savings would be achieved in the areas of reduced spare parts inventories, reduced personnel training expenses, and reduced lease rates per flight hour. The Company would also realize improvements in performance measures such as on-time departures and arrivals, denied boardings and flight cancellations.

         To this end, the Company is currently in negotiations with the aircraft lessor to terminate the Shorts leases and return the aircraft. In return, the Company is proposing to issue a subordinated note, convertible to common stock. Under the terms of the proposed transaction, principal payments on the note would be paid in either cash or stock at the Company's discretion. Interest would begin accruing from the date of the agreement, and although interest is required to be paid in cash, the first interest payment under the note would not be due until January, 1999. If the transaction is consummated, the face amount of the note is projected to be approximately $8,000,000. This amount would encompass approximately $1,800,000 of liabilities (accrued leases and notes payable) currently recorded in the Company's financial statements at June 30, 1997.

         Under this proposed transaction, the Company anticipates having to meet certain return conditions, which would entail performing two engine overhauls (approximately $500,000 in the aggregate). The Company has the same sources of cash to meet the return conditions as it does to fund continuing operations, as outlined above.

         The Company is also currently negotiating with BAAM to return its entire Jetstream 31 fleet and acquire Super 31 aircraft under lease. Under the terms of the proposed transaction, in return for leasing 14 Super 31 aircraft through December, 2004, the Company would be able to reduce its rental payments on Jetstream aircraft by approximately $10,000 per month per aircraft. While both aircraft have 19 seats, the Super 31 aircraft are approximately five years newer than the Jetstream 31 aircraft which average 11 years of age, resulting in reduced maintenance expense and other savings based on operational factors. The Super 31 aircraft are also faster, more fuel efficient and operate with less weight restrictions than their precursors. While the Jetstream 31 leases have return conditions which must be satisfied, the Company's cash outlays related to these return conditions are projected to be less than $20,000. The Company is also attempting to acquire six additional Super 31 aircraft to meet short-term operating needs. The leases on these six incremental aircraft are not anticipated to exceed one year in duration from inception and are projected to be at the same lease rate as the 14 aircraft described above.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED


Liquidity and Capital Resources, continued

         OTHER

         On December 20, 1996, US Airways notified the Company that it was amending the service agreement between US Airways and the Company to change the method for the division of revenue on joint fares effective with tickets used on or after July 1, 1997. The implementation of this service agreement amendment has been delayed. US Airways is still studying the ramifications of this amendment and the ultimate timing of the implementation of this plan, if it is implemented at all, is uncertain. Preliminary analysis by the Company indicates that US Airways will capture an additional 4% of revenues presently allocated to the Company if and when the plan is implemented.


INFLATION

         Inflation has not had a material impact on the Company's operations.



ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET
                  RISK

         The Company has no information to report under this Item.



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

                                                 CCAIR, INC.


DATE:    September 26, 1997                 BY:  /s/ Kenneth W. Gann
                                               ---------------------
                                               Kenneth W. Gann, President and
                                               Chief Executive Officer

         Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         SIGNATURES                                           TITLE                          DATE


  /s/ Kenneth W. Gann                       Chairman of the Board of Directors,            September  26, 1997
----------------------------
Kenneth W. Gann                             Chief Executive Officer, President
                                            (Principal Executive Officer)


  /s/ Eric W. Montgomery                    Vice President of Finance;                     September  26, 1997
----------------------------                (Principal Financial Officer,
Eric W. Montgomery                          Principal Accounting Officer)



  /s/ John A. Adams                         Director                                       September  26, 1997
-----------------------------
John A. Adams


  /s/ K. Ray Allen                          Director                                       September  26, 1997
--------------------------------
K. Ray Allen


  /s/ Gordon Linkon                         Director                                       September  26, 1997
------------------------------
Gordon Linkon


  /s/ George Murnane, III                   Director                                       September  26, 1997
-----------------------------
George Murnane, III


  /s/ Dean E. Painter, Jr.                  Director                                       September  26, 1997
------------------------------
Dean E. Painter, Jr.


                                   CCAIR, INC.

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULE




                                                                       PAGE NO.


REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS                                 F-2



FINANCIAL STATEMENTS:


         Balance Sheets as of June 30, 1997 and 1996                     F-3


         Statements of Operations for the Years ended June 30,
          1997, 1996 and 1995                                            F-4


         Statements of Changes in Shareholders' Equity for the Years
          ended June 30, 1997, 1996 and 1995                             F-5


         Statements of Cash Flows for the Years ended
          June 30, 1997, 1996 and 1995                                   F-6


         Notes to Financial Statements                                   F-7


FINANCIAL STATEMENT SCHEDULE:


         II       Valuation and Qualifying Accounts for the Years ended
                   June 30, 1997, 1996 and 1995                          S-1




         All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission have been omitted because they are not applicable, not required or the information presented has been furnished elsewhere.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




TO CCAIR, INC.:

         We have audited the accompanying balance sheets of CCAIR, Inc. (a Delaware corporation) as of June 30, 1997 and 1996, and the related statements of operations, changes in shareholders' equity and cash flows for each of the three years in the period ended June 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CCAIR, Inc. as of June 30, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 1997, in conformity with generally accepted accounting principles.

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




Charlotte, North Carolina,                         ARTHUR ANDERSEN LLP
September 19, 1997.

                                   CCAIR, INC.

                                 BALANCE SHEETS
                             JUNE 30, 1997 AND 1996
                            -------------------------



     ASSETS                                                                 1997                              1996
                                                                        -----------                       --------
Current assets:
  Cash and cash equivalents                                             $ 4,904,778                  $ 5,059,665
  Receivables, principally traffic,
   less allowance for doubtful
   receivables of $113,700 in 1997
   and $50,000 in 1996                                                    5,628,959                    5,937,222
  Inventories, less allowance for
   obsolescence of $466,000 in 1997
   and 1996                                                               2,082,376                    1,758,453
  Prepaid expenses                                                          842,320                    1,410,113
                                                                        -----------                  -----------
          Total current assets                                           13,458,433                   14,165,453
                                                                        -----------                  -----------

Property and equipment, at cost:
  Flight equipment and leasehold improvements                            24,417,631                   20,700,870
  Ground and other property and equipment                                 4,269,938                    4,135,574
                                                                        -----------                  -----------
                                                                         28,687,569                   24,836,444
   Less accumulated depreciation
    and amortization                                                    (15,004,807)                 (12,504,463)
                                                                        -----------                  -----------
                                                                         13,682,762                      632,244
                                                                        -----------                  -----------
Other noncurrent assets                                                     829,464                   12,331,981
                                                                        -----------                  -----------
          Total assets                                                  $27,970,659                  $27,129,678
                                                                        ===========                  ===========


     LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Notes payable and current maturities
   of long-term debt                                                    $   962,748                  $   854,438
  Short-term borrowings                                                   3,951,000                    3,310,000
  Current obligations under capital leases                                  328,465                      373,266
  Accounts payable                                                        5,520,553                    5,546,146
  Accrued expenses                                                        6,316,240                    5,441,201
                                                                        -----------                  -----------
          Total current liabilities                                      17,079,006                   15,525,051
Long-term debt, less current maturities                                     922,345                    1,371,328
Capital lease obligations, less current
 obligations                                                              2,342,517                    2,638,967
Deferred credits, net of amortization of
 $2,293,263 in 1997 and $1,805,462 in 1996                                1,269,635                    1,757,436
                                                                        -----------                  -----------
          Total liabilities                                              21,613,503                   21,292,782
                                                                        -----------                  -----------

Commitments and contingencies (Notes 5, 7 and 11)

Shareholders' equity:
  Common stock, $.01 par value, 10,000,000 shares
   authorized, 7,740,695 issued
   and outstanding at June 30, 1997
   and 1996, respectively                                                    77,407                       77,407
  Additional paid-in capital                                             17,725,184                   17,725,184
  Accumulated deficit                                                   (11,445,435)                 (11,965,695)
                                                                        -----------                  -----------
       Total shareholders' equity                                         6,357,156                    5,836,896
                                                                        -----------                  -----------

          Total liabilities and
           shareholders' equity                                         $27,970,659                  $27,129,678
                                                                        ===========                  ===========






           The accompanying notes to financial statements are an integral part of these balance sheets.

                                   CCAIR, INC.

                            STATEMENTS OF OPERATIONS
                FOR THE YEARS ENDED JUNE 30, 1997, 1996 AND 1995
                            ------------------------


                                                        1997                      1996                       1995
                                                     -----------               -----------                -------


Operating revenue:
  Passenger                                          $67,020,162               $64,482,156                $60,804,001
  Public service                                         ---                       352,888                    695,047
  Other, principally freight
   and charter                                         1,467,460                 1,398,657                  1,539,652
                                                     -----------               -----------                -----------

                                                      68,487,622                66,233,701                 63,038,700
                                                     -----------               -----------                -----------

Operating expenses:
  Flight operations                                   23,539,207                23,490,322                 22,415,288
  Fuel and oil                                         7,117,089                 6,261,716                  5,406,055
  Maintenance materials and repairs                   12,380,857                12,565,634                 11,619,432
  Ground operations                                    8,372,738                 7,838,926                  7,390,643
  Advertising, promotion and
   commissions                                         9,867,686                 9,104,225                  9,006,992
  General and administrative                           4,115,530                 4,273,030                  4,802,454
  Depreciation and amortization                        1,699,181                 1,813,533                  1,844,683
                                                     -----------               -----------                -----------

                                                      67,092,288                65,347,386                 62,485,547
                                                     -----------               -----------                -----------

          Operating income                             1,395,334                   886,315                    553,153

Interest expense                                      (  742,437)               (  761,433)                (  920,528)
Other income (expense), net                                8,291                (   11,027)                     5,252
                                                     ------------              -----------                -----------

          Income (loss) before
           income taxes                                  661,188                   113,855                 (  362,123)
          Provision for income taxes                  (  140,928)               (   18,100)                   -0-
                                                     -----------               -----------                -------

          Net income (loss)                          $   520,260               $    95,755                $(  362,123)
                                                     ===========               ===========                ===========

Income (loss) per common share                       $       .07               $       .01                $(      .05)
                                                     ===========               ===========                ===========

Weighted average common and common
 equivalent shares outstanding                         7,979,632                 7,969,314                  7,381,729
                                                     ===========               ===========                ===========





             The accompanying notes to financial statements are an integral part of these statements.

                                   CCAIR, INC.

                  STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                FOR THE YEARS ENDED JUNE 30, 1997, 1996 AND 1995
                            -------------------------





                                                                     ADDITIONAL
                                                COMMON STOCK           PAID-IN     ACCUMULATED
                                              SHARES     AMOUNT        CAPITAL       DEFICIT         TOTAL



Balances, June 30, 1994                     7,381,195    $73,812     $16,997,186   $(11,699,327)   $5,371,671

Net loss                                      ----         ---          ----           (362,123)     (362,123)

Exercise of options                            19,500        195          22,962        ----           23,157
                                            ---------    -------     -----------   ------------    ----------

Balances, June 30, 1995                     7,400,695    $74,007     $17,020,148   $(12,061,450)   $5,032,705

Net income                                    ----         ---          ----             95,755        95,755

Issuance of stock to lessor                   325,000      3,250         687,375        ----          690,625

Exercise of options                            15,000        150          17,661        ----           17,811
                                            ---------    -------     -----------   ------------    ----------

Balances, June 30, 1996                     7,740,695    $77,407     $17,725,184   $(11,965,695)   $5,836,896

Net income                                    ----         ---          ----            520,260       520,260
                                            ---------    -------     -----------   ------------    ----------

Balances, June 30, 1997                     7,740,695    $77,407     $17,725,184   $(11,445,435)   $6,357,156
                                            =========    =======     ===========   ============    ==========






             The accompanying notes to financial statements are an integral part of these statements.

                                   CCAIR, INC.

                            STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED JUNE 30, 1997, 1996 AND 1995
                            ------------------------





                                                                       1997                1996               1995
                                                                   -----------         -----------        --------

 Cash flows from operating activities:
   Net income (loss)                                               $   520,260         $    95,755           (362,123)
   Adjustments to reconcile net income
    (loss) to net cash provided by
    operating activities:
     Note discount amortization                                         76,561             201,503            328,238
     Depreciation and amortization                                   5,595,917           6,206,823          5,388,356
     Lease expense in excess of
      (less than) payments                                            (487,801)             20,496            696,788
     Loss on disposal of assets                                          4,864              31,855             36,902
     Changes in certain assets
      and liabilities:
       Receivables, net                                                308,263             579,850           (272,290)
       Inventories, net                                               (323,923)             26,432            407,334
       Accounts payable                                                (25,593)          1,488,049          1,046,894
       Accrued expenses                                                875,039           1,152,881           (562,790)
       Other note payable                                              ----                ----              (801,000)
       Other changes, net                                              370,573            (889,841)         1,594,916
                                                                   -----------         -----------        -----------
            Net cash provided by
             operating activities                                    6,914,160           8,913,803          7,501,225
                                                                   -----------         -----------        -----------

 Cash flows from investing activities:
   Capital expenditures                                             (6,954,961)         (6,169,304)        (5,437,286)
   Proceeds from sale of assets                                          3,400               4,250             44,539
                                                                   -----------         -----------        -----------
            Net cash used in
             investing activities                                   (6,951,561)         (6,165,054)        (5,392,747)
                                                                   -----------         -----------        -----------

 Cash flows from financing activities:
   Issuance of common stock                                            ----                 17,811             23,157
   Issuance of notes and long-term debt                                573,434             530,281            620,211
   Short-term borrowings, net                                          641,000           3,210,000            100,000
   Reductions of notes and long-term debt,
    including payments under capital
    lease obligations                                               (1,331,920)         (1,504,171)        (3,445,871)
                                                                   -----------         -----------        -----------
            Net cash provided (used)
             by financing activities                                (  117,486)          2,253,921         (2,702,503)
                                                                   -----------         -----------        -----------
 Net increase (decrease) in cash                                    (  154,887)          5,002,670         (  594,025)
 Cash and cash equivalents, beginning of period                      5,059,665              56,995            651,020
                                                                   -----------         -----------        -----------
 Cash and cash equivalents, end of period                          $ 4,904,778         $ 5,059,665        $    56,995
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

                                   CCAIR, INC.

                          NOTES TO FINANCIAL STATEMENTS
                              --------------------




1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         A summary of the significant accounting policies applied in the preparation of these financial statements follows:

         NATURE OF OPERATIONS AND BASIS OF PRESENTATION - CCAIR, Inc. is an independent regional airline providing scheduled passenger service as US Airways Express in the southeast United States. CCAIR, Inc. operates within one industry (air transportation) and, accordingly, no segment information is provided.

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

         FREQUENT TRAVELER AWARDS - The Company does not sponsor its own frequent traveler program. It does honor the US Airways program but limits the available program seats. The Company's share of future travel awards to be incurred, if any, is not determinable but usage of such awards are believed by management to be immaterial.

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

                                   CCAIR, INC.

                    NOTES TO FINANCIAL STATEMENTS, CONTINUED
                              --------------------

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED


         MAINTENANCE - Maintenance and repairs are expensed as incurred except for major overhauls. The costs of major overhauls are capitalized when incurred and amortized over the period to the next overhaul (generally 1-4 years). The Company has entered into two maintenance agreements under which the Company prepays for certain engine overhauls based on hours flown. At the time of overhaul, the Company transfers related prepaid amounts to property and equipment, and begins amortization over the period to the next overhaul (generally 1-4 years). At June 30, 1997 and 1996, approximately $1,315,000 and $1,132,000, respectively, has been prepaid under the agreements, of which approximately $521,000 and $537,000 is included in prepaid expenses on the accompanying 1997 and 1996 balance sheets. The remaining $794,000 and $595,000 is included in other noncurrent assets in the accompanying 1997 and 1996 balance sheets, respectively, as it relates to overhauls that management expects not to occur within the next twelve months.

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

         INCOME TAXES - Deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse (see Note 9).

         FAIR VALUE OF FINANCIAL INSTRUMENTS - The carrying amount of the Company's financial instruments approximates fair value at June 30, 1997 and 1996.

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

         RECLASSIFICATIONS - Certain amounts included in prior years' financial statements have been reclassified to conform with 1997 presentation.

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

                                   CCAIR, INC.

                    NOTES TO FINANCIAL STATEMENTS, CONTINUED
                              --------------------


2.       PETITION FOR RELIEF UNDER CHAPTER 11


         THE PLAN OF REORGANIZATION (THE "PLAN")

         The Company received approval from the Bankruptcy Court (the "Court") to pay or otherwise honor certain of its prepetition obligations, including employee wages, insurance, and payables to US Airways in the normal course of business. The Company determined that there was insufficient collateral to cover the interest portion of scheduled payments on its prepetition debt obligations and discontinued accruing interest on these obligations. Contractual interest on those prepetition obligations was approximately $847,000, which was $739,000 in excess of reported interest expense in 1991. Chapter 11 provides for reorganization of the Company's debt and equity structure and allows the business to continue operations. Subsequent to filing Chapter 11, the Company engaged in negotiations with its creditors and other parties-in-interest toward achieving a plan of reorganization and a settlement of outstanding claims against the Company. As a result of these negotiations, the Company filed a Plan of Reorganization on April 10, 1991, a Revised Plan of Reorganization on May 3, 1991 and a Revised and Amended Plan of Reorganization on June 12, 1991 (the "Plan") with the Court. On July 19, 1991, the creditors and the Court confirmed the Plan effective September 3, 1991.

         In the process of developing the Plan intended to return the Company to profitable operations, management evaluated its aircraft fleet, route system, and relationship with US Airways, Inc. Under the Bankruptcy Code, the Company elected to assume or reject certain aircraft leases, real and personal property leases, service contracts and other executory prepetition contracts subject to the Court's review. During 1991, the Company returned three (3) owned aircraft and twelve (12) leased aircraft, although subsequently the Company accepted and took back four (4) of the leased aircraft.

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

3.       US AIRWAYS AGREEMENT

         The Company and US Airways Group, Inc. ("US Airways"), an unaffiliated company, have entered into an agreement (the "Agreement") expiring on October 31, 1998, whereby the Company provides regional air service on air routes of US Airways. The majority of passenger revenue is generated from the Agreement through joint passenger fares and division of revenue with US Airways. The Company receives use of various US Airways service marks including use of the designator code and US Airways logo and color patterns. Under the contract, the Company is obligated to pay US Airways for reservation services and various ground support services (exclusive of aircraft fueling).

                                   CCAIR, INC.

                    NOTES TO FINANCIAL STATEMENTS, CONTINUED
                              --------------------


3.       US AIRWAYS AGREEMENT, CONTINUED

         The Company is required to maintain certain flight completion factors and to meet other conditions as specified in the Agreement. As of June 30, 1997, the Company is in compliance with all requirements. Should an event of default occur, the Agreement provides that US Airways has the right to terminate the Agreement upon ten (10) days' written notice. The Agreement also provides that it may be terminated by either party upon 180 days' notice.

         A summary of other transactions and year-end account balances with US Airways and subsidiaries is as follows:


                                                        1997                 1996                 1995
                                                     -----------          -----------          -------
         Service fees expense                        $ 6,516,445          $ 5,550,962          $ 4,839,916
         Passenger revenue receivable                  4,897,651            4,992,157            4,878,676
         Amounts payable                               1,174,114            1,351,120            1,660,404


4.       ACCRUED EXPENSES

         Accrued expenses by major classification are as follows:


                                                                             1997                 1996
                                                                          ----------           -------
         Salaries and wages, vacation pay
          and related payroll taxes                                       $2,457,895           $2,505,445
         Accrued ground and passenger charges                              1,617,409            1,677,384
         Accrued property and excise taxes                                   310,124              330,423
         Accrued leases                                                    1,816,233              898,233
         Other accrued expenses                                              114,579               29,716
                                                                          ----------           ----------
                                                                          $6,316,240           $5,441,201
                                                                          ==========           ==========


5.       LEASE TRANSACTIONS

         The Company operates using significant amounts of leased property, including aircraft, equipment and facilities. Leases generally are on a long-term, net rent basis whereby taxes, insurance and maintenance are paid by the Company. Rental expenses incurred under all operating leases totaled approximately $11,051,000, $11,200,000, and $10,934,000 for the years ended June 30, 1997, 1996 and 1995, respectively. Monthly rentals under one operating lease are required to be paid in full each month at the time receivables are collected from the Airlines Clearing House. Flight and ground equipment with a capitalized cost of approximately $4,498,000 is included in property and equipment, less accumulated amortization at June 30, 1997 and 1996 of approximately $2,831,000 and $2,485,000, respectively.

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

         The Company did not make lease payments due Shorts in July 1995, October 1996 and January and April of 1997; the total of past due payments is $1,224,000. The Company is currently negotiating a settlement of this liability through the planned issuance of a convertible debenture. As of June 30, 1997, the Company has recorded the lease payments as a current liability.

                                   CCAIR, INC.

                    NOTES TO FINANCIAL STATEMENTS, CONTINUED
                              --------------------


5.       LEASE TRANSACTIONS, CONTINUED

         The Company entered into a revised aircraft lease agreement with Shorts, effective October 1, 1994, for the Company's nine Shorts 360 aircraft. This revised agreement provided for reductions in lease payments aggregating approximately $94,000 per month for the remainder of the lease term. In addition, the Company entered into a revised aircraft agreement with Jet Acceptance Corporation ("JACO"), effective September 1, 1994, for the Company's twelve Jetstream 31 aircraft. This revised agreement provided for reductions in lease payments aggregating approximately $98,000 per month through December 31, 1995. In September, 1995, JACO agreed to extend the lease reductions for the remainder of the lease term. The JACO lease reductions would cease in the event of a change in control of the Company. Additionally, the Company has agreed to lease replacement Jetstream 31 aircraft, at further reduced rates through December, 2001, upon the expiration of seven of the current leases with JACO during calendar years 1997, 1998 and 1999. The Company also committed to lease two additional Jetstream 31 aircraft during 1995, which were leased by the Company in June and December, 1995. The lease terms for the additional aircraft expire in December, 2001. The Company has accounted for the modifications to the JACO lease agreements as they have occurred. As a result, the Company recorded a deferred credit of approximately $906,000, representing the excess of rent expense recorded on a straight line basis over actual payments made from September, 1994 through September, 1995. This amount will reduce lease expense over the remaining term of the leases. At June 30, 1997, $466,000 (net of amortization of $440,000) of such excess rent expense is included in deferred credits on the accompanying balance sheets.

         Future minimum lease payments required under capital and noncancelable operating leases with terms of greater than one year, under these new lease agreements, are as follows:


                                                                         CAPITAL                OPERATING
                  Years Ended June 30:                                    LEASES                 LEASES
                                                                       ----------             ---------
                           1998                                           510,528               10,819,224
                           1999                                           342,588               10,524,606
                           2000                                           347,922               10,424,640
                           2001                                           374,580               10,424,640
                           2002                                           355,227                8,861,040
                           Thereafter                                   1,692,456               18,841,636
                                                                       ----------             ------------
                                Total lease payments                    3,623,301             $ 69,895,786
                                                                                              ============
                  Less amounts representing interest                      952,319
                                                                       ----------
                                                                        2,670,982
                  Less current obligations                                328,465
                                                                       ----------
                                                                       $2,342,517
                                                                       ==========


6.       SHORT-TERM BORROWINGS

         In February, 1995, the Company obtained a line of credit (the "Line of Credit") in an amount not to exceed $2,500,000, with an increase to $3,000,000 in July, 1996, from British Aerospace Asset Management ("BAAM"), formerly JSX Capital Corporation. BAAM is an affiliate of Jet Acceptance Corporation, the leasing company for the Company's fleet of Jetstream 31 aircraft, and British Aerospace Holdings, Inc., the company that had previously collateralized the Company's line of credit from NationsBank, N.A. through a loan purchase agreement.

                                   CCAIR, INC.

                    NOTES TO FINANCIAL STATEMENTS, CONTINUED
                              --------------------



6.       SHORT-TERM BORROWINGS, CONTINUED

         The Line of Credit permits the Company to borrow up to 50% of a borrowing base, consisting of the Company's transportation and nontransportation charges to Airlines Clearing House, Inc. or such greater amount as BAAM shall determine, but in no event more than $3.0 million. The Line of Credit is secured by all of the Company's accounts receivable, bears interest at prime + 2% and was scheduled to terminate on December 31, 1997. Subsequent to June 30, 1997, BAAM agreed to increase the maximum credit available to $4 million and extend the termination date to July 31, 1998. Under the provisions of the Line of Credit, the Company must comply with certain restrictive operational covenants. As of June 30, 1997 the Company is in compliance with all covenants. Average amounts outstanding under the credit line were approximately $2,307,000 and $1,825,000 during 1997 and 1996, respectively. There was $3,000,000 and $2,500,000 outstanding under the Line of Credit at June 30, 1997 and 1996, respectively.

         In November, 1996 the Company secured a line of credit with its primary banking facility, Centura Bank. This is a $400,000 revolving line of credit, with seasonal increases to $800,000 (not to exceed a total advance of all credit facilities on Airlines Clearing House net receivables). This line is secured by the titles to certain ground equipment and vehicles, bears interest at prime plus 2%, and expires on September 30, 1997. There was $751,000 outstanding under this line as of June 30, 1997, with an average amount outstanding during fiscal 1997 of $275,000.

         During fiscal 1997 and 1996, the Company obtained short-term loans from certain directors and officers. Amounts borrowed under these loans ranged from $44,000 to $400,000 during fiscal 1997 and $50,000 to $400,000 during fiscal 1996. Interest at rates related to these loans were ten percent during fiscal 1997 and fiscal 1996. The aggregate maximum and average amounts outstanding under these loans were $810,000 and $79,000 during fiscal 1997 and $810,000 and $119,000 during fiscal 1996, respectively. At June 30, 1997 and 1996, $200,000 and $810,000,
         respectively, were outstanding under these loans. In connection with these loans, the Company issued to the lending officers and directors options and warrants to purchase 55,225 and 59,625 shares of the Company's common stock during fiscal 1997 and 1996, respectively (see
         Note 10).


7.       LONG-TERM DEBT AND NOTES PAYABLE

         Long-term debt and notes payable as of June 30, are as follows:



                                                                                   1997                  1996
                                                                                ----------            -------
         Note payable to aircraft manufacturer due in monthly
          installments of $22,625 through September 1, 1999,
          including interest at 10%                                               $598,370            $  750,700
         Note payable to aircraft manufacturer due in monthly
          installments of $17,727 through December 31, 1999,
          including interest at 10%, less $56,530 discount at
          15% at June 30, 1997 and $73,866 at June 30, 1996                        426,008               564,570
         Notes payable, noninterest bearing, to unsecured vendors in annual installments through 2000, less $71,608 and $130,833
          discount at 15% at June 30, 1997 and 1996, respectively                  505,220               533,170
         Other notes payable                                                       355,495               377,326
                                                                                ----------            ----------
                                                                                 1,885,093             2,225,766
         Less current maturities                                                   962,748               854,438
                                                                                ----------            ----------
                                                                                $  922,345            $1,371,328
                                                                                ==========            ==========


         Principal maturities of long-term debt and notes payable are $962,748 in 1998; $585,806 in 1999; $336,537 in 2000; and $-0- in 2001.

                                   CCAIR, INC.

                    NOTES TO FINANCIAL STATEMENTS, CONTINUED
                              --------------------



7.       LONG-TERM DEBT AND NOTES PAYABLE, CONTINUED

         On August 31, 1994, the Company did not make a bankruptcy plan annual installment payment of $254,000 to Shorts. On March 21, 1995 the Company entered into a $573,000 note agreement with Shorts, whereby the Company agreed to repay the $254,000, along with $318,500 in missed lease payments (see Note 5), in three equal installments due June 1, July 1, and August 1, 1995, along with interest at 10%. At June 30, 1995, $378,500 remained due to Shorts under this note agreement. In September, 1995, the Company reached an agreement with Shorts to restructure the payment of their outstanding note payable and the payment of the entire remaining amount due to Shorts under the bankruptcy plan (approximately $466,000, net of $43,000 discount at 15% as of June 30, 1995). Under this agreement, in consideration of the past due note payable as well as the remaining bankruptcy payments, the Company issued a promissory note to Shorts in the principal amount of $892,067, payable in forty-eight equal monthly installments of $22,625, consisting of principal and interest, beginning on October 1, 1995. At June 30, 1997, $598,370 was outstanding on this note.

         A bankruptcy plan annual installment payment of $242,000, originally due to JACO on August 31, 1994, was paid in four equal installments during fiscal 1995. The Company did not pay a bankruptcy plan annual payment of $327,000 to JACO, originally due August 31, 1995. In September, 1995, the Company reached an agreement with JACO to restructure the payment of the entire remaining amount due to JACO under the bankruptcy plan (approximately $1,232,000, net of $402,000 discount at 15% as of June 30, 1995). Under this agreement, the Company issued a promissory note to JACO in the principal amount of $676,000, payable in forty-eight equal monthly installments of $17,727, consisting of principal and interest, beginning on January 30, 1996. Interest at 10% per annum accrued beginning on September 1, 1995. At June 30, 1997, $426,008 was outstanding on this note. Additionally, the remaining balance due under the bankruptcy plan, subsequent to the issuance of the above promissory note, was satisfied with the issuance of 325,000 shares of the Company's common stock.


8.       RELATED-PARTY TRANSACTIONS

         On June 30, 1995, the Company entered into a sale and leaseback transaction with Adallipa Partners ("the Partnership"), a North Carolina partnership acting through its agent, CLG, Inc., whereby the Company sold and simultaneously leased back certain aircraft engines. The Partnership was formed June 30, 1995, by certain members of the Company's Board of Directors, for the purpose of entering into the sale and leaseback transaction. During fiscal 1997 CLG, Inc. was purchased by Centura Bank (the Company's primary banking facility) from a member of the Company's Board of Directors. The Company received $1,000,000 in consideration for the engines in July, 1995. Initially, the Company recorded a deferred gain of $70,000, in connection with the sale and leaseback transaction. The unamortized deferred gain is approximately $23,000 at June 30, 1997 which is included in noncurrent rent and other liabilities in the accompanying June 30, 1996 balance sheet. To induce the Partnership to enter into this transaction, the Company issued to the Partnership a warrant to purchase 250,000 shares of the Company's common stock (see Note 10).

         The Company paid fees of $58,000, $27,000 and $62,000 in fiscal years 1997, 1996 and 1995, respectively, to a consulting firm which is fifty-percent owned by a member of the Board of Directors.

                                   CCAIR, INC.

                    NOTES TO FINANCIAL STATEMENTS, CONTINUED
                              --------------------


9.       INCOME TAXES

         The Company's effective tax rate on income before income taxes differs from the U.S. statutory federal tax rate as follows:



                    YEAR ENDED JUNE 30
                                                                         1997         1996          1995
                                                                        ------       ------        ------
Income tax expense (benefit) at statutory rate                           35.0%        35.0%        (35.0)%
NOL carryforwards recognized/not
 currently recognizable                                                 (35.0)       (35.0)         35.0
Impact of alternative minimum tax                                        21.3         15.9           -0-
                                                                       -------       -------       -------
Effective income tax rate                                                21.3%        15.9%          -0-%
                                                                       =======       =======       =======


         Significant components of the Company's deferred income tax assets and liabilities at June 30, 1997 and 1996 are as follows:



         Deferred tax assets:                                  1997                       1996
                                                         ---------------              -----------
           Receivables                                    $    45,500              $     20,000
           Inventories                                        186,400                   186,000
           Accrued expenses                                   336,300                   319,000
           Rent obligations                                   100,500                    32,000
           Net operating loss carryforwards                 2,343,800                 3,111,000
           Alternative minimum tax carryforward               108,800                    18,100
           Investment tax credit carryforwards                 60,000                    60,000
           Valuation allowance                             (   481,100)               (2,362,100)
                                                           -----------               -----------
           Total deferred tax asset                         2,499,200                 1,384,000
         Deferred tax liabilities:
           Property and equipment                          ( 2,499,200)               (1,384,000)
                                                           -----------               -----------
         Net deferred tax                                  $     -0-                  $     -0-
                                                         ===============             ============


         At June 30, 1997, the Company had approximately $5,860,000 of U. S. Federal regular tax operating loss carryforwards available to offset future U. S. Federal taxable income, which begin expiring on June 30, 2005. A valuation allowance has been recognized to offset the related deferred tax assets due to the uncertainty of realizing the benefit of the loss carryforwards. The Company has $60,000 of investment tax credit carryforwards that expire beginning June 30, 1999 and $108,800 of alternative minimum tax credit carryforwards which are available to reduce future federal regular income taxes over an indefinite period.


10.      STOCK OPTIONS

         The Company has adopted two stock option plans for incentive compensation of officers and directors. The Fifth Amended and Restated Stock Option Plan (the "Stock Option Plan") provides for the grant of incentive or non-qualified stock options for officers, key employees and directors. The Directors' Compensation Stock Option Plan (the "Directors' Plan") provides for the annual grant of stock options in lieu of fees for the Company's directors. The exercise price for options under either plan is the fair market value on the date of grant. Options granted under either plan may be exercisable over a period not to exceed ten years. As of June 30, 1997, 51,745 and 185,000 shares are reserved for future option grants under the Stock Option Plan and the Directors' Plan, respectively.

         Warrants to purchase shares of common stock have been issued to directors from time to time as additional consideration in certain lending transactions. As discussed in Note 5, warrants to purchase 250,000 shares of common stock were issued in connection with a sale-and-leaseback transaction with four directions in June 1995. Since that time directors have provided certain short-term loans as needed by the Company to meet cash flow deficits. Under resolution adopted by the Board of Directors, warrants to purchase 2,500 shares of common stock were granted for each $100,000 in loan amount.

                                   CCAIR, INC.

                    NOTES TO FINANCIAL STATEMENTS, CONTINUED
                              --------------------

10.      STOCK OPTIONS, CONTINUED

         One director has elected to receive options under the Stock Option Plan instead of warrants for loan made by that director to the Company. The exercise price for all warrants has been the fair market value on the date of issuance of the warrant. The outstanding warrants have either a five-year or ten-year exercise period. Upon consummation of the transaction concerning the shorts aircraft discussed in Note 14, the Company will issue Barlow Partners, L.P., a warrant to purchase 300,000 shares of the Company's common stock.

         As of June 30, 1997, 1,310,943 shares of common stock may be issued upon the exercise of currently outstanding stock options and warrants.

         The Company applies Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, in accounting for its stock option plans. Accordingly, no compensation expense has been recognized for these plans. Had compensation expense for the Company's stock option plans been determined based on the fair value at the grant dates for awards under these plans consistent with SFAS No. 123, Accounting for Stock- Based Compensation, the Company's net earnings would have decreased by approximately $65,444 ($0.01 per share) and $36,890 (less than $0.01 per share) in 1997 and 1996, respectively.

         The fair value of each option was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: risk-free interest rate of 6.2% in 1997 and 6.1% in 1996, no dividends paid, expected life of seven years for 1997 and 1996, and volatility of 62% for 1997 and 70% for 1996. The weighted-average fair value of an option granted during 1997 and 1996 was $1.05 and $1.43, respectively.

         A summary of the status of the Company's fixed stock option plans as of June 30, 1997, 1996 and 1995 was as follows:


================================================================================
                                                OPTION PRICE         WEIGHTED
                           # OF SHARES         RANGE PER SHARE     AVERAGE
                                                                  EXERCISE PRICE
================================================================================
June 30, 1994                     666,668       $ .50 - $4.50               N/A
--------------------------------------------------------------------------------
Granted                           943,425        1.00 - 3.25
--------------------------------------------------------------------------------
Exercised                         (19,500)       1.19 - 4.50
--------------------------------------------------------------------------------
Cancelled                        (625,000)       1.81 - 4.50
================================================================================
June 30, 1995                     965,593       $ .50 - $3.25               N/A
--------------------------------------------------------------------------------
Granted                           181,125        1.81 - 2.38
--------------------------------------------------------------------------------
Exercised                         (15,000)          1.19
--------------------------------------------------------------------------------
Cancelled                          (5,000)          1.81
================================================================================
June 30, 1996                    1,126,718      $ .50 - $3.25             $1.78
--------------------------------------------------------------------------------
Granted                            190,225       1.44 - 2.06               1.57
--------------------------------------------------------------------------------
Cancelled                          (6,000)       1.44 - 2.00               1.19
================================================================================
June 30, 1997                    1,310,943      $ .50 - $3.25             $1.75
================================================================================


         Stock options and warrants exercisable were 1,291,000, 1,120,000 and 929,000 at June 30, 1997, 1996 and 1995, respectively.

                                   CCAIR, INC.

                    NOTES TO FINANCIAL STATEMENTS, CONTINUED
                              --------------------



10.      STOCK OPTIONS, CONTINUED

         Summary information regarding options and warrants for the Company stock as of June 30, 1997 is as follows:


========================================================================================================================
                                  RANGE OF                NUMBER           WEIGHTED AVERAGE        WEIGHTED AVERAGE
                               EXERCISE PRICES          OUTSTANDING         REMAINING LIFE          RANGE PER SHARE
------------------------------------------------------------------------------------------------------------------------
Options outstanding                 $ .50                       41,668           3.41                   $ .50
                                 1.00 - 1.75                   772,250           7.81                    1.27
                                 1.81 - 2.38                   235,775           8.53                    1.96
                                 2.84 - 3.25                   261,250           1.30                    3.15
------------------------------------------------------------------------------------------------------------------------
Total options                   $ .50 - 3.25                 1,310,943           6.51                    1.75
outstanding
------------------------------------------------------------------------------------------------------------------------
Options exercisable                $ .50                        41,668           3.41                   $ .50
                                 1.00 - 1.75                   756,000           7.77                    1.26
                                 1.81 - 2.38                   232,175           8.51                    1.96
                                 2.84 - 3.25                   261,250           1.30                    3.15
------------------------------------------------------------------------------------------------------------------------
Total options                   $ .50 - 3.25                 1,291,093           6.49                    1.75
exercisable
========================================================================================================================


         During fiscal 1995, the Company cancelled 533,000 outstanding options to purchase shares of the Company's common stock, which options had been previously granted under the Stock Option Plan. Simultaneously, the Company granted 533,000 additional options at an exercise price equal to the market price on the date of grant, subject to terms as defined in the Stock Option Plan.

         During fiscal 1997, 1996 and 1995, in connection with the short-term loans from officers and directors discussed in Note 6, the Company issued to certain officers options to purchase 12,725, 17,125 and 22,125 shares, respectively, of the Company's common stock, at an exercise price equal to the market price on the date of grant. The Company also issued to certain directors warrants to purchase 42,500, 52,500 and 56,250 shares of the Company's common stock, at an exercise price equal to market price on the date of grant during fiscal 1997, 1996 and fiscal 1995, respectively.

         On June 30, 1995, in connection with the sale and leaseback transaction discussed in Note 8, the Company issued to the Partnership a warrant to purchase 250,000 shares of the Company's common stock, at an issue price equal to the fair market value of the Company's common stock on June 30, 1995. The warrant carries a three-year term for exercise.

                                   CCAIR, INC.

                    NOTES TO FINANCIAL STATEMENTS, CONTINUED
                              --------------------



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


12.      SUPPLEMENTAL CASH FLOW INFORMATION

         Cash flows include interest paid of approximately $723,000, $804,000 and $627,000 in the years ended June 30, 1997, 1996 and 1995, respectively. Income taxes paid, net of refunds, totaled $97,000 in the year ended June 30, 1997.

         Noncash transactions include:

                                                                           YEAR ENDED JUNE 30
                                                                 1997              1996             1995
                                                              -----------       -----------      -------
         Sale and leaseback of engines, for
          which consideration is recorded
          as other receivable                                    ----              ----          $1,000,000
         Issuance of promissory note for
          previously due lease payments
          and bankruptcy plan installments                       ----              ----             573,200
         Issuance of 325,000 shares and 650,000 shares
          of Common Stock during fiscal 1996
          with proceeds applied to annual
          bankruptcy payments                                    ----           $  690,625           ----

                                   CCAIR, INC.

                    NOTES TO FINANCIAL STATEMENTS, CONTINUED
                              --------------------



13.      SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

         The following table presents selected quarterly unaudited financial data for the years ended June 30, 1997, 1996, and 1995:



                                             FIRST             SECOND            THIRD            FOURTH
                                            QUARTER            QUARTER          QUARTER          QUARTER
                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
1997
Operating revenue                           $17,370           $16,623           $16,484          $18,010
Operating income                                511               275               363              246
Net income                                      321                55               126               18
Income per share                                .04               .01               .02              .00

1996
Operating revenue                           $16,230           $16,045           $15,790          $18,169
Operating income (loss)                         539               228               310             (191)
Net income (loss)                               379                39                70             (392)
Income (loss) per share                         .05               .01               .01             (.05)

1995
Operating revenue                           $15,909           $15,096           $14,960          $17,074
Operating income (loss)                        (353)              636               (26)             296
Net income (loss)                              (570)              437              (274)              45
Earnings (loss) per share                      (.08)              .06              (.04)             .01


14.      EMPLOYEE SAVINGS PLAN

The Company sponsors an employee savings plan (the "Plan") which permits participants to make contributions by tax deferred salary reductions pursuant to
Section 401(k) of the Internal Revenue Code. In accordance with the Plan document and the Company's contract with its pilots, conditions have been met for the 1997 fiscal year to provide matching contributions of 25% of contributions made by the pilots. The Company has recorded the matching contributions as a component of compensation expense and reflected the related liability as accrued expenses as of June 30, 1997.


15.      SUBSEQUENT EVENTS

Subsequent to June 30, 1997, the Company and its advisors, Barlow Partners, determined that the elimination of the Shorts aircraft from the fleet would positively impact the operating results of the Company. Long-term savings would be achieved in the areas of reduced spare parts inventories, reduced personnel training expenses, and reduced lease rates per flight hour. The Company would also realize improvements in performance measures such as on-time departures and arrivals, denied boardings and flight cancellations.

To this end, the Company is currently in negotiations with the aircraft lessor to terminate the Shorts leases and return the aircraft. In return, the Company is proposing to issue a subordinated note, convertible to common stock. Under the terms of the proposed transaction, principal payments on the note would be paid in either cash or stock at the Company's discretion. Interest would begin accruing from the date of the agreement, and although interest is required to be paid in cash, the first interest payment under the note would not be due until January, 1999. If the transaction is consummated, the face amount of the note is projected to be approximately $8,000,000.

                                   CCAIR, INC.

                    NOTES TO FINANCIAL STATEMENTS, CONTINUED
                              --------------------


15.      SUBSEQUENT EVENTS, CONTINUED

This amount would encompass approximately $1,800,000 of liabilities (accrued leases and notes payable) currently recorded in the Company's financial statements at June 30, 1997.

Under this proposed transaction, the Company anticipates having to meet certain return conditions, which would entail performing two engine overhauls (approximately $500,000 in the aggregate) in order to meet the requirements.

The Company is also currently negotiating with BAAM to return its entire Jetstream 31 fleet and acquire Super 31 aircraft under lease. Under the terms of the proposed transaction, in return for leasing 14 Super 31 aircraft through December, 2004, the Company would be able to reduce its rental payments on Jetstream by approximately $10,000 per month per aircraft. While both aircraft have 19 seats, the Super 31 aircraft are approximately five years newer than the Jetstream 31 aircraft, resulting in reduced maintenance expense. The Super 31 aircraft are also faster, more fuel efficient and operate with less weight restrictions than their precursors. While the Jetstream 31 leases have return conditions which must be satisfied, the Company's cash outlays related to these return conditions are projected to be less than $20,000. The Company is also attempting to acquire six additional Super 31 aircraft to meet short-term operating needs. The leases on these six incremental aircraft are not anticipated to exceed one year in duration from inception and are projected to be at the same lease rate as the 14 aircraft described above.

The Company will record the effects of the above fleet restructuring when consummated which will include a charge to operating expenses for the lease termination of approximately $6.2 million. In addition, if all elements of the restructuring are completed as planned, the Company will also write off approximately $5.4 million of parts assemblies, capital overhauls and leasehold improvements reflected in the accompanying June 30, 1997 balance sheet.



                                           SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                          FOR THE YEARS ENDED JUNE 30, 1997, 1996 AND 1995
                                                               --------------------


    COLUMN A                                     COLUMN B                    COLUMN C                   COLUMN D        COLUMN E
----------------                             ---------------     ---------------------------------   --------------    -----------

                                                BALANCE AT                  ADDITIONS                                   BALANCE AT
                                                BEGINNING      CHARGED TO COSTS     CHARGED TO                              END
  DESCRIPTION                                   OF PERIOD       AND EXPENSES       OTHER ACCOUNTS      DEDUCTIONS        OF PERIOD

1997

Reserve for doubtful
 receivables and pricing
 adjustments                                 $    50,000         $    68,400                         $     4,700       $   113,700

Reserve for
 inventory obsolescence                          466,000                                                                   466,000

Reserve for medical claims
 incurred but not reported                       219,000                                             $    54,000           165,000


1996

Reserve for doubtful
 receivables and pricing
 adjustments                                 $   86,800          $    13,200                         $   50,000        $    50,000

Reserve for inventory obsolescence              466,000                                                                    466,000

Reserve for medical claims
 incurred but not reported                      239,000                                                  20,000            219,000


1995

Reserve for doubtful
 receivables and pricing
 adjustments                                 $   186,800                                             $   100,000       $    86,800

Reserve for
 inventory obsolescence                          466,000                                                                   466,000

Reserve for medical claims
 incurred but not reported                       226,000         $    13,000                                               239,000


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

10.39 Letter Agreement dated September 28, 1995 between JSX Capital Corporation and CCAIR, Inc. (17)

10.40 September 1995 Master Agreement among CCAIR, Inc., British Aerospace Holdings, Inc., Jet Acceptance Corporation and JSX Capital Corporation. (17)

10.41 Second Amendment to Amended and Restated Loan Agreement, Related Loan Documents and Master Agreement as of July 9, 1997 between CCAIR, Inc., British Aerospace Holdings, Inc., Jet Acceptance Corporation and British Aerospace Asset
                  Management, Inc. (18)

10.42 CCAIR, Inc. Directors' Compensation Stock Option Plan as of November 14, 1996. (18)

10.43 Line of Credit Commitment as of October 8, 1996 between Centura Bank and CCAIR, Inc. (18)

11                Computation of earnings per share. (17)

16                Letter regarding change in Company's certifying accountant.
                  (9)

23.1              Consent of Arthur Andersen, LLP. (18)


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

(13) Incorporated by reference to Annual Report on Form 10-K for the fiscal year ended June 30, 1994, File No. 0- 17846.

(14) Incorporated by reference to Registration Statement on Form S-8 and Form S-3, File No. 33-89832.

(15) Incorporated by reference to Quarterly Report on Form 10-Q for the three-month period ended March 31, 1995, File No. 0-17846.

(16) Incorporated by reference to Post-Effective Amendment No. 1 to Registration Statement on Form S-2, File No. 33-77574.

(17) Incorporated by reference to Annual Report on Form 10-K for the fiscal year ended June 30, 1996, File No. 0- 17846.

(18)     Filed herewith.

                                   CCAIR, INC.

EXECUTIVE OFFICES
4700 Yorkmont Road - Second Floor                          Phone:   704/359-8990
Charlotte, NC  28208                                       Fax:     704/359-0351

BOARD OF DIRECTORS                                                   OFFICERS

         JOHN A. ADAMS
                  President, Talon Resources, Inc.
                  (Aviation and Financial Consulting)           KENNETH W. GANN
                                                                Chief Executive
                                                             Officer, President
         K. RAY ALLEN
                  Chief Executive Officer and President
                  Computer Intelligence, Incorporated

                                                             ERIC W. MONTGOMERY
         KENNETH W. GANN                                         Vice President
                  Chief Executive Officer                            of Finance
                  President


         GORDON LINKON
                  Retired (Former Chief Executive Officer)     PETER J. SISTARE
                  USAir Shuttle                                  Vice President
                                                                  of Operations

         GEORGE MURNANE, III
                  Executive Vice President and Chief
                  Financial Officer
                  International Airline Support Group, Inc.


         DEAN E. PAINTER, JR.
                  Chairman and Chief Executive Officer
                  CLG, Inc.
                  (Computer Leasing and Sales)


FOR MORE INFORMATION                                 REGISTRAR AND
CONTACT:                                             TRANSFER AGENT:
- - - - - - - - - - - - - - - - - - - -              - - - - - - - - - - - - - -
Mr. Kenneth W. Gann  or  Mr. Eric W. Montgomery      First Union National Bank
President and Chief      Vice President-Finance      Shareholder Administration
Executive Officer                                    230 South Tryon Street - 10th Floor
CCAIR, Inc.                                          Charlotte, North Carolina  28288
P. O. Box 19929                                      800/829-8432
Charlotte, North Carolina  28219-0929