Form 10-Q
period 1997-09-30
CCAIR INC
filed 1997-11-14
CIK 850922

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-Q


         (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                           For the quarterly period ended September 30, 1997

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
                                                        (I.R.S. Employer ID No.)


                                 P. O. Box 19929
                      Charlotte, North Carolina 28219-0929
                                 (704) 359-8990



Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes   X            No



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                            Outstanding at November 7, 1997
              -----                            -------------------------------
Common stock, $0.01 par value                            7,790,695

                                   CCAIR, Inc.
                         FORM 10-Q QUARTERLY REPORT FOR
                     FISCAL QUARTER ENDED SEPTEMBER 30, 1997


                                TABLE OF CONTENTS


                                                                            PAGE NO.

PART I - FINANCIAL INFORMATION:

         ITEM 1.           Financial Statements:                                 3

                           Condensed Balance Sheets as of
                           September 30, 1997 and June 30, 1997.                 3

                           Condensed Statements of Income for
                           the Three Months ended September
                           30, 1997 and 1996.                                    4

                           Condensed Statements of Cash Flows
                           for Three Months ended September 30,
                           1997 and 1996.                                        5

                           Notes to Condensed Financial Statements.              6

         ITEM 2.           Management's Discussion and Analysis
                           of Financial Condition and Results
                           of Operations.                                        6

         ITEM 3.           Quantitative and Qualitative Disclosures
                           About Market Risk                                    10

PART II - OTHER INFORMATION:

         ITEM 1.           Legal Proceedings.                                   10

         ITEM 2.           Changes in Securities.                               10

         ITEM 3.           Defaults Upon Senior Securities.                     10

         ITEM 4.           Submission of Matters to a Vote
                           of Security Holders.                                 10

         ITEM 5.           Other Information.                                   10

         ITEM 6.           Exhibits and Reports on Form 8-K.                    11

SIGNATURES                                                                      11

EXHIBIT INDEX                                                                   E-1

                                   CCAIR, Inc.
                         PART I - FINANCIAL INFORMATION

ITEM 1.           Financial Statements

                            CONDENSED BALANCE SHEETS
                                   (Unaudited)
                                   -----------

                                                                      September 30,                June 30,
                                                                          1997                       1997
                                                                      ------------               -----------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                            $   328,096               $ 4,904,778
  Receivables, net                                                       5,390,905                 5,628,959
  Inventories, less allowance for
   obsolescence of $466,000                                              2,109,665                 2,082,376
  Prepaid expenses and deposits                                          1,484,690                   842,320
                                                                       -----------               -----------
         Total current assets                                            9,313,356                13,458,433
                                                                       -----------               -----------

PROPERTY AND EQUIPMENT:
  Flight equipment and leasehold improvements                           24,780,550                24,417,631
  Ground and other property and equipment                                4,348,085                 4,269,938
                                                                        29,128,635                28,687,569
  Less accumulated depreciation
   and amortization                                                    (15,690,071)              (15,004,807)
                                                                       -----------               -----------
                                                                        13,438,564                13,682,762
                                                                       -----------               -----------
OTHER ASSETS                                                               798,654                   829,464
                                                                       -----------               -----------
         Total assets                                                  $23,550,574               $27,970,659
                                                                       ===========               ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Notes payable and current
   maturities of long-term debt                                        $   985,335               $   962,748
  Short-term borrowings                                                    357,000                 3,951,000
  Current obligations under capital leases                                 367,000                   328,465
  Accounts payable                                                       4,859,275                 5,520,553
  Accrued expenses                                                       5,833,768                 6,316,240
                                                                       -----------               -----------
         Total current liabilities                                      12,402,378                17,079,006

Long-term debt, less current maturities                                    989,432                   922,345
Capital lease obligations, less
 current obligations                                                     2,260,702                 2,342,517
Deferred credits, net                                                    1,147,725                 1,269,635
                                                                       -----------               -----------
         Total liabilities                                              16,800,237                21,613,503
                                                                       -----------               -----------

Commitments and contingencies

SHAREHOLDERS' EQUITY:
  Common stock, $.01 par value, 10,000,000
   shares authorized, 7,740,695 issued
   and outstanding at September 30,
   1997 and June 30, 1997                                                   77,407                    77,407
  Additional paid-in-capital                                            17,725,184                17,725,184
  Accumulated deficit                                                  (11,052,254)              (11,445,435)
                                                                       -----------               -----------
         Total shareholders' equity                                      6,750,337                 6,357,156
                                                                       -----------               -----------
         Total liabilities and
          shareholders' equity                                         $23,550,574               $27,970,659
                                                                       ===========               ===========



                  See notes to condensed financial statements.

                                   CCAIR, Inc.
                         CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)
                                   -----------

                                            3 Months ended September 30,
                                            1997                    1996

OPERATING REVENUES:
   Passenger                             $16,454,854            $17,130,339
   Other                                     290,295                239,991
                                         -----------            -----------

         Total                            16,745,149             17,370,330
                                         -----------            -----------

OPERATING EXPENSES:
   Flight operations                       5,343,816              5,893,612
   Fuel and oil                            1,451,431              1,824,902
   Maintenance                             3,334,877              3,091,683
   Ground operations                       2,158,634              2,124,194
   Advertising, promotions
    and commissions                        2,435,888              2,462,771
   General and administration                992,423              1,002,679
   Depreciation and amortization             390,384                459,484
                                         -----------            -----------

         Total                            16,107,453             16,859,325
                                         -----------            -----------
OPERATING INCOME                             637,696                511,005
Interest expense                            (264,866)              (192,643)
Other income, net                             20,351                  2,400
                                         -----------            -----------
Net income                               $   393,181            $   320,762
                                         ===========            ===========
EARNINGS PER COMMON SHARE                $       .05              $     .04
                                         ===========            ===========
WEIGHTED AVERAGE COMMON
 SHARES OUTSTANDING                        8,359,497              7,958,539
                                         ===========            ===========



                  See notes to condensed financial statements.

                                   CCAIR, Inc.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   -----------

                                                    Three Months Ended September 30,
                                                         1997              1996
                                                     ------------      --------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                         $   393,181       $   320,762
  Adjustments to reconcile net income to
   net cash provided by operating activities:
     Note discount amortization                           22,753            26,595
     Depreciation and amortization                     1,376,356         1,365,962
     Gain on disposal of assets                          (20,351)           (2,400)
     Lease expense less than payments                   (121,910)         (116,048)
     Changes in certain assets and liabilities:
       Accounts receivable                               238,054           555,456
       Inventories                                       (27,289)         (107,864)
       Accounts payable                                 (661,281)         (705,685)
       Accrued expenses                                 (482,472)           14,472
       Prepaid expenses and deposits                    (642,370)         (155,016)
       Other changes, net                                 30,810           (15,863)
                                                     -----------       -----------
                  NET CASH PROVIDED BY
                   OPERATING ACTIVITIES                  105,481         1,180,371
                                                     -----------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                (1,132,158)       (1,078,403)
  Proceeds from sale of assets                            20,351             2,400
                                                     -----------       -----------
                  NET CASH USED BY
                   INVESTING ACTIVITIES               (1,111,807)       (1,076,003)
                                                     -----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of notes and long-term debt                   361,645           110,000
  Short-term borrowings, net                          (3,594,000)          (60,000)
  Reductions of notes and long-term debt                (338,001)         (325,591)
                                                     -----------       -----------
                  NET CASH USED BY
                   FINANCING ACTIVITIES               (3,570,356)         (275,591)
                                                     -----------       -----------
Net decrease in cash                                  (4,576,682)         (171,223)
Cash, beginning of period                              4,904,778         5,059,665
                                                     -----------       -----------
CASH, END OF PERIOD                                  $   328,096       $ 4,888,442
                                                     ===========       ===========



                  See notes to condensed financial statements.

                                   CCAIR, Inc.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   -----------

1.       Basis of Presentation:

         The condensed financial statements included herein have been prepared by CCAIR, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. These condensed financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim period. These adjustments consist solely of normal recurring adjustments. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's annual report for fiscal year ended June 30, 1997.


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


ITEM 2.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                        CONDITION AND RESULTS OF OPERATIONS

General

         In the three-month period ended September 30, 1997, the Company recorded net income of $393,181, or $.05 per share, versus a net income of $320,762, or $.04 per share in the comparable period of fiscal 1997. Reductions in unprofitable flying, while decreasing the number of available seat miles "(ASMs") flown, allowed the Company to improve its revenue per ASM 11.1%, thus operating income increased by 24.8% from the quarter ended September 30, 1996 to the quarter ended September 30, 1997. The Company also received benefit from the impact of lower fuel prices in the quarter.

                                   CCAIR, Inc.
                     FISCAL QUARTER ENDED SEPTEMBER 30, 1997



ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                        CONDITION AND RESULTS OF OPERATIONS


Results of Operations

         The following table sets forth selected operating comparisons for the three-month period ended September 30, 1997 and 1996:

                                                      Airline Operating Statistics

                                                            For the Three Months
                                                             Ended September 30,
                                                                                            %
                                       1997                       1996                    Change
                                   -----------                -----------                 ------
Operating revenue                  $16,745,149                $17,370,330                 (3.6)
Operating expense                  $16,107,453                $16,859,325                 (4.5)
Revenue passengers carried             205,149                    208,580                 (1.6)
Revenue passenger miles (1)         37,940,714                 38,691,241                 (1.9)
Available seat miles (2)            71,318,199                 82,390,739                (13.4)
Passenger load factor (3)              53.2%                      47.0%                   13.2
Passenger breakeven load factor        51.9%                      46.1%                   12.6
Yield per revenue passenger
 mile (4)                              43.4(cent)                 44.3(cent)              (2.0)
Passenger revenue per available
 seat mile                             23.1(cent)                 20.8(cent)              11.1
Operating cost per available
 seat mile                             22.6(cent)                 20.5(cent)              10.2
Average passenger trip (miles)         184.9                      185.5                    (.3)
Average daily aircraft utilization
 per plane (block hours)                 7.9                        8.1                   (2.5)
Average passenger fare                $80.21                     $82.13                   (2.3)
Completion factor                      97.9%                      96.0%                    2.0

(1)      One revenue passenger transported one mile.
(2) The product of the number of aircraft miles and the number of available seats on each stage, representing the total passenger capacity offered.
(3) The ratio of revenue passenger miles to available seat miles, representing the percentage of seats occupied by revenue passengers.
(4)      The passenger revenue per revenue passenger mile.


                  For the Three Months Ended September 30, 1997
               Compared to Three Months Ended September 30, 1996

         For the quarter ended September 30, 1997, operating revenues decreased 3.6%. ASMs decreased 13.4% from the first quarter of fiscal 1997. Pursuant to an economic analysis of aircraft utilization and profitability, the Company has removed several Shorts aircraft from the schedule. For the quarter ended September 30, 1997, only six of the nine Shorts aircraft were scheduled, while all nine of the aircraft leased from Shorts were utilized in the quarter ended September 30, 1996. The Company also reduced its daily aircraft utilization from
8.1 hours in the first quarter of fiscal 1997 to 7.9 hours in the first quarter of fiscal 1998 in order to improve its operating performance. The Company's completion factor thus improved from 96.0% in the first quarter of 1997 to 97.9% in the corresponding quarter of fiscal 1998.

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS, continued

Results of Operations, continued

         While the reduction in ASMs resulted in decreased operating revenues in the first quarter of fiscal 1998, the elimination of unprofitable flying allowed the Company to improve its revenue per available seat mile 11.1%, from 20.8(cent) in the first quarter of fiscal 1997 to 23.1(cent) in the same period of fiscal 1998. The yield remained relatively stable, decreasing from 44.3(cent) per revenue passenger mile ("RPM") for the quarter ended September 30, 1996 to 43.4(cent) per RPM in the quarter ended September 30, 1997. RPMs decreased 1.9%, as revenue passengers carried decreased 1.6% for the first quarter of fiscal 1998 compared to the comparable period in fiscal 1997, and the average passenger trip decreased .3% for the same periods.

         Operating costs per ASM increased 10.2% from 20.5(cent) in the quarter ended September 30, 1996 to 22.6(cent) in the quarter ended September 30, 1997. The following Table compares components of operating cost per ASM for the three months ended September 30, 1997 and 1996.

                                                        Cost per ASM -
                                                        Quarter Ended
                                                        September 30,
                                                          (in cents)
                                                     1997             1996
Flight operations                                   7.5               7.2
Fuel and oil                                        2.0               2.2
Maintenance                                         4.7               3.8
Ground operations                                   3.0               2.6
Advertising, promotions, commissions                3.5               3.0
General and administration                          1.4               1.2
Depreciation and amortization                       0.5               0.5
                                                  -----             -----
                                                   22.6              20.5
                                                   ====              ====

         Flight operations expense per ASM increased .3(cent) in the current quarter as compared to the prior year, as the Company was still incurring lease expense on the aircraft removed from the flight schedule. Fuel costs decreased
 .2(cent) per ASM in the first quarter of fiscal 1998 as compared to the first quarter of fiscal 1997, as the average cost per gallon of fuel decreased from 87.4(cent) to 78.1(cent). Maintenance expense increased .9(cent) per ASM as outside repair and engine rental expense on the Company's Shorts and Jetstream aircraft increased over the prior year. Ground operations and advertising and commissions increases are due to increased handling and service fees charged by US Airways, plus higher booking fees charged by other airlines through their reservations systems. General and administration expenses per ASM increased
 .2(cent) as professional fees, principally legal and accounting, were greater in the quarter ended September 30, 1997 versus the quarter ended September 30, 1996.


Liquidity and Capital Resources

         The cash position of the Company remains critical at September 30, 1997. The key element to improved operating results will be the level of the yield per RPM. While the yield for October, 1997 has met Company projections, the yield could be affected by fare discounting beyond the control of the Company. If operating cash flows and the Company's Line of Credit are insufficient to meet obligations, the Company has these financing sources available: short-term loans from officers and directors, extending terms with trade creditors and restructuring aircraft lease payments.

         Cash and cash equivalents decreased by $4,577,000 during the first three months of fiscal 1998. Due to the timing of the Airlines Clearing House settlement in June, the Company held the net Clearing House funds in its Clearing House bank account on June 30, 1997. Therefore, the Company's balance sheet at June 30, 1997 reflects the net Clearing House settlement of $4,876,000 as cash. At September 30, 1997, the Company had already received the Clearing House funds and used the cash to pay down short-term debt and aircraft leases.

ITEM 2.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS, continued

         Cash generated from operating activities was $105,000. The major sources of operating cash were net income of $393,000, depreciation and amortization of $1,376,000 and the reduction in accounts receivable of $238,000. The major operating cash use was the reduction in accounts payable and accrued expenses of $1,144,000 and the increase in prepaid expenses of $642,000.

         The capital expenditures of $1,132,000 resulted primarily from expenditures on major overhaul of engines and on major spare parts and assemblies. Capital expenditures planned for the remainder of the fiscal year consist of scheduled major overhaul of engines and on major spare parts and assemblies. The Company also made scheduled debt payments of $338,000 in the three-month period ended September 30, 1997.

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

         To this end, the Company is currently in negotiations with the aircraft lessor to terminate the Shorts leases and return the aircraft. In return, the Company is proposing to issue a subordinated note, convertible to common stock. Under the terms of the proposed transaction, principal payments on the note would be paid in either cash or stock at the Company's discretion. Interest would begin accruing from the date of the agreement, and although interest is required to be paid in cash, the first interest payment under the note would not be due until January, 1999. If the transaction is consummated, the face amount of the note is projected to be approximately $8,000,000. This amount would encompass approximately $1,800,000 of liabilities (accrued leases and notes payable) currently recorded in the Company's financial statements at September 30, 1997.

         Under this proposed transaction, the Company anticipates having to meet certain return conditions, which would entail performing two engine overhauls (approximately $500,000 in the aggregate). The Company has the same sources of cash to meet the return conditions as it does to fund continuing operations, as outlined above.

         The Company is also currently negotiating with British Aerospace Asset Management ("BAAM") to return its entire Jetstream 31 fleet and acquire Super 31 aircraft under lease. Under the terms of the proposed transaction, in return for leasing 14 Super 31 aircraft through December, 2004, the Company would be able to reduce its rental payments on Jetstream aircraft by approximately $10,000 per month per aircraft. While both aircraft have 19 seats, the Super 31 aircraft are approximately five years newer than the Jetstream 31 aircraft which average 11 years of age, resulting in reduced maintenance expense and other savings based on operational factors. The Super 31 aircraft are also faster, more fuel efficient and operate with less weight restrictions than their precursors. While the Jetstream 31 leases have return conditions which must be satisfied, the Company's cash outlays related to these return conditions are projected to be less than $20,000. The Company is also attempting to acquire six additional Super 31 aircraft to meet short-term operating needs. The leases on these six incremental aircraft are not anticipated to exceed one year in duration from inception and are projected to be at the same lease rate as the 14 aircraft described above.

         The Company will record the effects of the above fleet restructuring when consummated which will include a charge to operating expenses for the lease termination of approximately $6.2 million. In addition, if all elements of the restructuring are completed as planned, the Company will also write off approximately $6.3 million of parts assemblies, capital overhauls and leasehold improvements reflected in the accompanying September 30, 1997 balance sheet.

         The Company and a potential investor group are currently negotiating a private placement of the Company's stock. Upon completion of this transaction, the Company anticipates selling 500,000 of authorized and available common stock to the investor group at a negotiated price approximating market, with certain restrictions on subsequent resale. The Company expects this transaction to be finalized in the quarter ending December 31, 1997.

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


ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
                   CONDITION AND RESULTS OF OPERATIONS, continued

         None to report.


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



November 12, 1997                                 CCAIR, Inc.


By:  /s/  Kenneth W. Gann                    By:  /s/  Eric W. Montgomery
     ------------------------------               -----------------------------
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