Form 10-K405
period 1997-12-31
CCAIR INC
filed 1998-05-11
CIK 850922

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[ ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                                       OR

[X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from July 1, 1997 to December 31, 1997
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


Indicate by check mark whether the Registrant (1) has filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                                 YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229,405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of Common Stock held by non-affiliates (based upon the closing price for the Common Stock on the small-cap stock market of the National Association of Securities Dealers Automated Quotation System) on April 3, 1998 was approximately $29,802,788.

As of May 6, 1998, there were 8,365,695 shares of $0.01 par value Common Stock outstanding.

                       Documents Incorporated by Reference

Portions of the Registrant's Definitive Proxy Statement, to be filed with the Commission not later than 120 days after the end of the Registrant's fiscal year ended December 31, 1997, are incorporated by reference in Part III hereof, as specified.

                                   CCAIR, INC.

                     1997 FORM 10-K TRANSITION PERIOD REPORT

                                TABLE OF CONTENTS


                                     PART I

                                                                                  PAGE NO.
                                                                                  --------
Item 1.  Business.................................................................... 1
Item 2.  Properties.................................................................. 6
Item 3.  Legal Proceedings........................................................... 7
Item 4.  Submission of Matters to a Vote of Security Holders......................... 8


                                                      PART II


Item 5.  Market for Registrant's Common Equity and Related
                   Stockholder Matters............................................... 8
Item 6.  Selected Financial Data..................................................... 9
Item 7.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations...............................10
Item 7A.          Quantitative and Qualitative Disclosure About Market Risk..........23
Item 8.  Financial Statements and Supplementary Data.................................24
Item 9.  Changes in and Disagreements with Accountants on
                   Accounting and Financial Disclosure...............................24


                                                     PART III


Item 10.          Directors and Executive Officers of the Registrant.................24
Item 11.          Executive Compensation.............................................24
Item 12.          Security Ownership of Certain Beneficial
                   Owners and Management.............................................24
Item 13.          Certain Relationships and Related Transactions.....................24


                                                      PART IV


Item 14.          Exhibits, Financial Statement Schedules and Reports
                  on Form 8-K........................................................24


                  Index to Financial Statements and Schedules........................F-1

                  Index to Exhibits..................................................E-1

                                     PART I


ITEM 1.           BUSINESS


GENERAL

         CCAIR, Inc. (the "Company") is a Charlotte, North Carolina based regional air carrier providing regularly scheduled passenger service to 21 cities in Georgia, Kentucky, Ohio, North Carolina, South Carolina, Virginia, and West Virginia, primarily from a hub at the Charlotte/Douglas International Airport. The Company currently operates a fleet of 25 turboprop passenger aircraft with 1,216 weekly departures scheduled over a route system covering approximately 207,000 miles. The Company was incorporated under Delaware law in July 1984 under the name Sunbird Airlines 1984, Inc. for the purpose of purchasing substantially all of the assets of Sunbird Airlines, Inc. The Company changed its name to CCAIR, Inc. in January 1986.

         The Company's business has principally involved providing service for business travelers from small- and medium-sized communities in its market area to connecting flights of major carriers, principally US Airways, Inc. ("US Airways"), at the hub operations of US Airways at the Charlotte/Douglas International Airport. In addition, the Company operates a small number of flights into Raleigh, North Carolina. In order to market the Company's services, the Company has an agreement with US Airways that permits the Company to operate under the name "US Airways Express" and to charge their joint passengers on a combined basis with US Airways. (See discussion under "Business Agreement with US Airways" below). The Company believes that its use of US Airways "US" flight designator code continues to be the most significant factor contributing to its ability to compete for passengers and to its historical growth.

         In February, 1998 the Company and its Board of Directors adopted a resolution to change the Company's fiscal year end from June 30 to December 31 of each year. The new fiscal year end more closely coincides with the Company's annual business cycle. Unless otherwise indicated, references in this Annual Report to years mean the Company's July 1 to June 30 fiscal years, "fiscal 1997" means the fiscal year that began on July 1, 1996 and ended on June 30, 1997, and references to the "1997 transition period" mean the six-month period that began on July 1, 1997 and ended December 31, 1997. References to "1998" mean the twelve-month fiscal year ending December 31, 1998.


FLEET COMPOSITION

         The Company undertook a fleet restructuring plan during the 1997 transition period (see "Properties - Fleet" and Note 7 of the Company's Financial Statements). The following table sets forth certain information with respect to the Company's passenger aircraft:

                                                     NUMBER OF
                                                      AIRCRAFT            1998              1998          PROJECTED
                                    PASSENGER        IN SERVICE        SCHEDULED         SCHEDULED          FLEET
AIRCRAFT                            CAPACITY         12/31/97          DELIVERIES       RETIREMENTS        12/31/98
--------                            --------         --------          ----------       -----------        --------
Jetstream 31                           19                14                0                  14              0
Jetstream Super 31                     19                 2               18                   0             20
Dash 8-100                             37                 4                2                   0              6
                                                         --               --                  --             --
                                                         20               20                  14             26

BUSINESS AGREEMENT WITH US AIRWAYS

         Approximately 80% of the Company's passenger revenue is generated by passengers who are connecting with US Airways flights and is determined under an agreement for the sharing of joint passenger fares and division of revenue with US Airways (the "Agreement"). The Agreement expires on October 31, 1998. While renewal of the Agreement is not automatic, the Company is confident that such renewal will occur. The Company has been advised by representatives of US Airways that negotiations are scheduled to begin early in the third quarter and will be complete prior to the expiration of the current agreement. During the last nine months the Company has consistently exceeded US Airways' operating performance goals in the areas of on-time arrivals and departures, maintenance reliability and controllable flight completion percentage, and as such has been assured by US Airways that the Agreement will be extended.

         The Agreement provides that it may be terminated upon 180 days prior written notice for any reason by either US Airways or the Company or upon ten
(10) days prior written notice by US Airways under certain conditions, including: (i) the Company's failure to maintain at least a minimum required operating schedule; (ii) if during any one month the Company's flight completion percentage is less than 96% due to cancellations attributable to maintenance or operational deficiencies within the Company's control; (iii) the Company's failure to comply with the trademark licensing provisions of the Agreement; (iv) the initiation of a bankruptcy or similar proceeding for the Company or its assets; or (v) a change of control or ownership of 51% or more of the Company's common stock without the consent of US Airways.

         The Agreement provides for coordinating schedules and reservations, joint fares and advertising. In addition, the Agreement provides that US Airways or its affiliates will provide to the Company check-in, ticketing, baggage handling and security services at eleven (11) airports including Charlotte/Douglas International Airport in Charlotte, North Carolina. As of February 1, 1994, the Company assumed total responsibility for ground operations at Concourse D of the Charlotte/Douglas International Airport from US Airways pursuant to an agreement that requires US Airways to reimburse the Company monthly for expenses incurred.

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

         The Agreement is a significant factor in the Company's operation and termination of the Agreement would have a material adverse effect on the Company's business. Additionally, the Company's business could also be adversely affected by events that adversely affect US Airways. In 1997 US Airways announced its plan to discontinue service to certain unprofitable cities and to retire two aircraft types from its fleet (Fokker F28-4000 and DC-9). US Airways has also encouraged its affiliates to retire older aircraft fleets and replace capacity with newer, faster aircraft. Additionally, US Airways plans to close at least one crew base, along with two reservations centers and three maintenance centers in 1998. These actions are designed to improve operating efficiency and profitability for US Airways. In October 1997 US Airways and its pilots ratified a new five-year labor contract. This contract provides for controlled labor costs as well as provisions to allow for the entrance of a low cost, low fare airline. US Airways believes that ratification of the pilot labor contract will allow it to achieve a competitive cost structure that will strengthen its position in its current and future markets. Ratification of the labor contract also opened the door for US Airways to affirm its order for up to 400 Airbus aircraft, 124 of which are on firm order, with delivery expected in 1998 through 2002.


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

         The Company typically experiences lower passenger load factors in January and February of each year. This can be attributed to reduced business travel following the holiday periods, reduced leisure travel during the winter months and adverse weather conditions in the Company's operating area, which results in increased flight delays and cancellations. These seasonal factors have generally resulted in reduced revenues, profitability and cash flow for the Company during this period.


ROUTES

         The Company operates a "hub and spoke" route system with Charlotte as its hub. The Company's operations are a component of the "hub and spoke" route system strategy employed by US Airways at Charlotte. The Company's route system currently includes service between Charlotte/Douglas International Airport and sixteen (16) other airports as well as service between Raleigh/Durham, North Carolina and four (4) other airports.

         The following table sets forth selected information about the Company's route system and scheduling as of April 5, 1998.

                                                     DATE SERVICE                 FLIGHTS OPERATED
                                                     COMMENCED                       PER WEEKDAY
                                                     ---------                       -----------
         Georgia:
                  Athens                              May 1985                           5
                  Augusta                             May 1985                           6
                  Columbus                            November 1994                      5
         North Carolina:
                  Asheville1                          May 1985                           2
                  Charlotte                           May 1985                          84
                  Greenville                          May 1985                           9
                  Hickory                             May 1985                           9
                  Jacksonville                        May 1995                           8
                  Kinston                             July 1985                          5
                  Raleigh/Durham                      May 1985                           9
                  Rocky Mount/Wilson                  July 1986                          5
                  Southern Pines/Pinehurst            October 1991                       5
                  Winston-Salem                       May 1985                           4
         South Carolina:
                  Charleston1                         April 1995                         3
                  Greenville/Spartanburg2             May 1985                           6
         Kentucky:
                  Lexington                           May 1993                           5
         Ohio:
                  Cincinnati                          July 1993                          4
         Virginia:
                  Lynchburg                           May 1995                           9
                  Norfolk1                            February 1995                      3
         West Virginia:
                  Huntington                          April 1987                         5
                  Greenbrier/Lewisburg                February 1995                      1


         1   Serviced through Raleigh-Durham, North Carolina.
         2   Serviced through Charlotte and Raleigh-Durham, North Carolina.


         In May, 1998 the Company will begin new service between Raleigh-Durham and Myrtle Beach, South Carolina and between Raleigh-Durham and Roanoke, Virginia. The Company is also beginning new service in May, 1998, between Norfolk, Roanoke and Richmond, Virginia. In June, 1998 the Company will begin new service between Raleigh-Durham and Savannah, Georgia and between Raleigh-Durham and Washington, D.C. (Dulles International Airport). With these cities, along with weekend service to Jacksonville and Southern Pines/Pinehurst, the Company will serve 10 destinations from Raleigh-Durham. The Company continues to evaluate other new destinations from Raleigh -Durham.

         The Company continually reviews and analyzes its route structure for the purpose of proposing adjustments in flight schedules. These adjustments must be approved by US Airways prior to implementation.


YIELD MANAGEMENT

         The Company closely monitors its inventory and pricing of seats utilizing a computerized yield management system. In July, 1997 the Company entered into an agreement to obtain enhanced yield management capabilities. The Company agreed to pay a software licensing fee plus a nominal amount per scheduled departure to a firm specializing in yield management. In return, the yield management firm, through examination of the Company's past traffic, pricing and booking trends, estimates the optimal allocation of seats by fare class (the number of seats made available for sale at various fares). The firm's analysts then monitor each flight, employing sophisticated yield management software, to adjust seat allocations and overbooking levels, with the objective of maximizing the total revenue for each flight.

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

         The Company's revenues from joint fares are dependent on pricing decisions made by US Airways and the Company has little ability to influence such pricing decisions. The Company prices its local fares to be comparable with fares charged by major carriers in similar markets. The Company seeks to maximize its passenger yields by restricting the number of discount fares on flights with high passenger demand.

         The Company's average fare per passenger remained relatively constant in the 1997 transition period as compared to the same six-month period in 1996, decreasing from $81.39 to $81.18. Seasonal fluctuations in the customer base provide for more discretionary travel in July through December as compared to January through June of each year; the yield for discretionary travel is typically lower than that of business travel, resulting in lower average fares. Revenue per available seat mile increased over the same periods from 20.9(cent) to 23.9(cent) as a result of the Company's fleet restructuring (see Management's Discussion and Analysis of Financial Condition and Results of Operations - 1997 Transition Period and Note 7 to the Company's Financial Statements). During fiscal 1997 the Company realized improved average passenger fares of $84.41, comparing favorably with fares of $82.25 and $72.01 in fiscal 1996 and 1995, respectively. The annual average fare increased as a result of a proportional increase in high-yield business traffic. Fiscal 1995 fares were negatively impacted by a competing airline's increased operations in the Company's service area. US Airways reduced fares, including the joint fares shared with the Company, to avoid losing market share and to stimulate traffic. The competitor reduced operations in the Company's service area in the third quarter of fiscal 1995, which allowed US Airways to collect fares higher than those charged in the previous environment. The Company projects fares to remain at levels achieved in 1997 throughout 1998. However, many factors, including, but not limited to, competition, actions by US Airways, fuel costs, regulation, and general economic conditions can impact fares charged by the Company.


WORKING CAPITAL

         The Company's air traffic receivables are settled through the Airlines Clearing House and collected monthly, one month in arrears. To reduce the cash flow issues caused by the collection of receivables one month in arrears, the Company has obtained a line of credit in the amount of $4.0 million from British Aerospace Asset Management ("BAAM"), an affiliate of British Aerospace, Inc. ("BAI").

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

COMPETITION

         The Company competes primarily with regional and major air carriers and ground transportation. The Company's competition from other air carriers varies from location to location and, in certain areas, comes from regional and major carriers who serve the same destinations as the Company but through different hub and spoke systems. The principal customers for these services are business travelers and competition is based upon scheduling and flight connections, reliability and, to a lesser extent, pricing. The Company continually reviews its scheduling and the frequency of its flights to reduce the layover time experienced in connecting with a US Airways flight in order to minimize the length of the combined trip and to compete effectively with similar service offered by other airlines. In addition, the Company's competitive position benefits from the large number of participants in US Airways "Dividend Miles" frequent flyer program who fly regularly to or from the markets served by the Company. The Company also competes with various forms of ground transportation, primarily automobiles, which are used to travel to a hub or other airport offering direct air service.

EMPLOYEES

         On December 31, 1997 the Company had 599 full-time and 46 part-time employees, classified as follows:

              CLASSIFICATION            FULL-TIME      PART-TIME
              --------------            ---------      ---------
              Pilots                       164              --
              Flight Attendants             34              --
              Maintenance Personnel         66              --
              Station Personnel            256              46
              Administrative                79              --
                                          ----            ----
                                           599              46

         During the 1997 transition period, the Company took steps to enhance its management group. This has been accomplished by the addition of vice presidents in the areas of Maintenance, Marketing and Employee Resources.

         The Company's pilots are represented by the Air Line Pilots Association
(ALPA), its flight attendants by the Association of Flight Attendants (AFA) and its mechanics by the International Brotherhood of Teamsters (Teamsters).

         The ALPA collective bargaining agreement was amendable on May 31, 1997. Negotiations toward a new contract are ongoing. The Company's contract with the AFA was renewed on May 16, 1996 and will become amendable on May 16, 2001. The Company's contract with the Teamsters was ratified on January 1, 1994 and became amendable on December 31, 1997. The Company believes that the wage rates and benefits for its employee groups are comparable to similar groups at other regional airlines and is unaware of other significant organizing activities by labor unions among its employees at this time. The Company believes that relations with its employees are favorable, and ongoing negotiations with various union groups will be resolved satisfactorily.

FUEL

         Fuel costs constitute 8% to 11% of the Company's total operating expenses, net of all restructuring charges. The Company obtains substantially all of its fuel under a consortium agreement with other airlines. This arrangement, however, does not assure the Company access to any specified quantity of fuel and prices thereunder reflect market prices for fuel. To date, this arrangement has provided adequate supplies of fuel for the Company. The Company continues to negotiate with other fuel providers in an effort to obtain more favorable pricing.


GOVERNMENTAL REGULATION

         The Company is subject to the Federal Aviation Act of 1958, as amended (the "Federal Aviation Act"), under which the Department of Transportation (the "DOT") and the Federal Aviation Administration (the "FAA") exercise regulatory authority over air carriers. The FAA regulates air safety and flight operations as well as aircraft noise emissions. The DOT regulates the economic and consumer-related aspects of the airline industry. The FAA reviews operations of all carriers, including the Company, on an ongoing basis to determine compliance with FAA regulations and operating authorizations.

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


THE ESSENTIAL AIR SERVICE PROGRAM

         Pursuant to the Airline Deregulation Act of 1978, certain communities in the United States are guaranteed specified levels of essential air service (the "EAS Program"). The EAS Program provides for the payment of compensation to carriers which volunteer to provide subsidized essential air service and are selected by the DOT to provide such service. The Company has received subsidy payments under the EAS Program for Danville and Shenandoah Valley, Virginia. The Company received no DOT subsidy payments in the 1997 transition period or in fiscal 1997. In fiscal 1996, subsidy payments comprised 0.5% of the Company's operating revenues. Under provisions in the EAS Program, the Company ceased service to Danville in October, 1995 and ceased to receive subsidized compensation for service to Shenandoah Valley effective July, 1996. The Company does not anticipate initiating service to cities under the EAS program in 1998.


EXECUTIVE OFFICERS OF THE COMPANY


Name                       Age      Position
----                       ---      --------
Kenneth W. Gann            59       Director, President and Chief Executive Officer from November, 1990 to present.

Eric W. Montgomery         38       Vice President of Finance from February, 1995 to present; Secretary from February,
                                    1995 to present, Director from November, 1997 to present.

Peter J. Sistare           34       Vice President of Flight Operations from April, 1998 to present; Vice President of
                                    Operations from December, 1993 to April, 1998.



ITEM 2.           PROPERTIES


GROUND FACILITIES

         The Company presently occupies approximately 11,018 square feet of office space in the Charlotte/Douglas International Airport's old terminal building, in Charlotte, North Carolina and 15,000 square feet of hangar space and 10,000 square feet of space for operations, also at the Charlotte/Douglas International Airport. The office space is used for the Company's principal executive and administrative offices and the hangar facility contains the Company's maintenance operations for its aircraft, as well as maintenance support and inventory. The office space and hangar facility are leased under commercial use permits with the City of Charlotte, North Carolina. The permits are a month-to-month tenancy with an annual rental of $163,500 and are cancelable upon thirty (30) days notice by either party.

         The Company's counter, baggage, gate and ramp spaces at the airports served by the Company are provided by US Airways and its affiliates except at nine (9) airports where the space is leased from the airport authorities. With respect to the ground operations at Concourse D of the Charlotte/Douglas International Airport, the Company provides those services under contract with US Airways. US Airways reimburses the Company for its costs in providing the services.

FLEET

         The Company has established the goal of simplifying its fleet by eliminating unprofitable aircraft types while retaining the operating flexibility necessary to respond to changes in market conditions. In September, 1997 the Company tentatively reached agreement with an aircraft lessor whereby the nine Shorts aircraft leased by the Company would be returned to the lessor in exchange for certain financial considerations (see Management Discussion and Analysis - Liquidity and Capital Resources for further discussion). Pursuant to this agreement, the Shorts aircraft were subsequently retired from service - the last Shorts aircraft ceased operating scheduled service for the Company on January 5, 1998.

         Under the accord reached with an aircraft lessor in November, 1997 the Company agreed to replace its fourteen Jetstream 31 aircraft with twenty Jetstream Super 31 aircraft. In return for renegotiated lease rates, the Company agreed to lease fourteen of the Jetstream Super 31 aircraft for seven years, and the additional six Jetstream Super 31 aircraft until December 31, 1998. The Jetstream Super 31 aircraft are newer and faster than the predecessor Jetstreams, and can operate with fewer weight restrictions. The final Jetstream Super 31 aircraft is anticipated to be operational in the Company's system before the end of April, 1998.

         The Company leases four Dash 8-100 aircraft that have leases which extend to 2007. The Company has signed a Letter of Intent to acquire, via operating leases, up to six additional Dash 8-100 aircraft in 1998. The Company's current plans are to take delivery of two of these aircraft, both in the spring of 1998. These leases expire in 24 to 36 months.

         Based upon scheduled aircraft retirements and deliveries, the Company will operate 20 Jetstream Super 31 and six (6) Dash 8 aircraft in 1998 (see Business, Fleet Composition).


MAINTENANCE OF AIRCRAFT

         The engines on all of the Company's aircraft are maintained under a continuous airworthiness maintenance program. The engines on the Company's Jetstream aircraft undergo disassembly inspection and repair after every 3,500 hours of operation. This interval is based on the manufacturer's approved sampling program which allows for escalation at 500-hour intervals after the completion of a satisfactory engine overhaul. The engines on the Dash 8 aircraft undergo overhaul after every 12,000 hours of operation. This interval is also based on the manufacturer's recommendation.

         Substantially all of the maintenance, service and inspection of aircraft, except major engine and component overhaul, is performed by Company personnel. Major engine repair is performed by the engine manufacturer or its authorized overhaul agencies. Component overhaul is performed by the applicable manufacturer or an appropriate contractor.


ITEM 3.           LEGAL PROCEEDINGS

         The Company is a party to routine litigation incidental to its business, none of which is likely to have a material effect on the Company's financial position. The FAA occasionally advises the Company that it may be subject to payment of civil penalties for certain violations of Federal Aviation Regulations. Such notices are commonplace in the industry and are unlikely to result in actions of material consequence.

         The Company has been engaged with representatives of and counsel for Her Majesty the Queen in Right of Canada as Represented by the Ministry of Industry, Science and Technology (the "Ministry") in discussions and negotiations regarding the reimbursement obligation, if any, of the Company to the Ministry arising from the change in lessor for the four (4) de Havilland DHC 8-102 aircraft (the "Aircraft") leased by the Company. The Ministry has informed the Company that the new lessor, CIT Group/Capital Equipment Financing, Inc. ("CIT") made a claim under certain economic development insurance provided by the Ministry to the former lessor, Mellon Financial Services Corporation #3 ("Mellon"), when the Company entered into new lease agreements with CIT for the Aircraft in December of 1994. The Ministry asserts that it has a right to reimbursement in the amount of $16,996,995 but has proposed that the Company agree to pay $6,000,000 secured by a pledge of an undetermined number of shares of the Company's common stock.

         The Company does not have an agreement with the Ministry regarding the economic development insurance and has not acknowledged any obligation to reimburse the Ministry for claims paid under the original leases at the same time that the Company entered into new leases with CIT. The Company has made certain proposals for future consideration to resolve the Ministry's claim and is continuing negotiations with the Ministry. Company management, a former member of the Board of Directors and outside counsel have been involved in discussions of issues with the Ministry. In March, 1998 the Company and the Ministry discussed utilizing various dispute resolution mechanisms, including mediation, arbitration or third party review. It is uncertain whether the Company and the Ministry will reach an agreement. Based on information presently available to management, the ultimate outcome of this matter will not have a material impact on the financial condition, results of operations or cash flows of the Company.


ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The annual meeting of shareholders of the Company was held in Charlotte, North Carolina on November 13, 1997. Of the 7,740,695 shares of common stock outstanding on the record date, 6,023,856 shares were present by proxy. Those shares were voted on the matters before the meeting as follows:

         A.       Election of Directors:

                  NAME OF DIRECTOR         NO. VOTES FOR:   NO. VOTES WITHHELD:
                  ----------------         --------------   -------------------
                  Kenneth W. Gann            5,954,056             69,800
                  Dean E. Painter, Jr.       5,961,044             62,812
                  K. Ray Allen               5,958,744             65,112
                  Gordon Linkon              5,951,644             72,212
                  George Murnane, III        5,956,556             67,300
                  Eric W. Montgomery         5,955,444             68,412

         B. Proposal to ratify the adoption of the Directors' Compensation Stock Option Plan:

                  For:  5,494,952    Against:  482,654    Abstain:  46,250

         C. Proposal to ratify the selection of Arthur Andersen LLP as independent auditors of the Company for the fiscal year ending June 30, 1998.

                  For:  5,974,811    Against:  24,650     Abstain:  24,395



                                     PART II


ITEM 5.           MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
                  STOCKHOLDER MATTERS

         The Company's common stock was first sold to the public in July of 1989, when the Company completed an initial public offering of 1,904,518 shares of common stock, of which 1,283,872 shares were sold by the Company and the balance was sold by existing Company stockholders. The Company's common stock is traded in the over-the-counter market, called the SmallCap Stock Market of NASDAQ. The results of operations in the 1997 transition period may affect the listing of the common stock on the SmallCap Stock market. The common stock is quoted under the symbol "CCAR". The following table sets forth the high and low bid quotations for the Company's common stock in the over-the-counter market as reported by NASDAQ for the quarters of the last two (2) fiscal years and for the 1997 transition period. These over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

              1997 TRANSITION PERIOD ENDED
              DECEMBER 31, 1997         HIGH               LOW
              -----------------         ----               ---

              First Quarter             3 15/32           1 7/8
              Second Quarter            4 1/16            2 5/16

              FISCAL YEAR ENDED
              JUNE 30, 1997             HIGH               LOW
              -------------             ----               ---
              First Quarter             2 5/16            1 7/16
              Second Quarter            2 1/16            1 7/16
              Third Quarter             2 1/32            1 11/16
              Fourth Quarter            2                 1 13/16

              FISCAL YEAR ENDED
              JUNE 30, 1996             HIGH               LOW
              -------------             ----               ---
              First Quarter             3 15/16           2 1/4
              Second Quarter            2 5/8             1 7/8
              Third Quarter             2 3/8             1 1/2
              Fourth Quarter            2 3/8             1 5/8

         At March 27, 1998 there were approximately 381 stockholders of record.

         The transfer agent for the Company's common stock is First Union National Bank of North Carolina, Charlotte, North Carolina.

         During its 1996 and 1997 fiscal years and its 1997 transition period, the Company did not pay cash dividends on its common stock. Based upon its forecast, the Company does not plan to pay cash dividends in 1998.

ITEM 6.         SELECTED FINANCIAL DATA (IN THOUSANDS, EXCEPT INCOME PER SHARE)

                                  SIX-MONTH PERIOD ENDED
                                         DECEMBER 31,                                  YEAR ENDED JUNE 30
                                  -------------------------- ---------------------------------------------------------
                                    1997        1996         1997        1996        1995        1994         1993
                                    ----        ----         ----        ----        ----        ----         ----
Statement of operations data:
  Operating revenues:
    Passenger                        $32,212      $33,480     $67,020     $64,482      $60,804     $60,063     $61,296
     Public service                    ---          ---         ---           353          695         814         724
    Other                                624          513       1,467       1,399        1,540       1,215       1,159
                                     -------      -------    --------     -------      -------     -------     -------
          Total operating revenues    32,836       33,993      68,487      66,234       63,039      62,092      63,179
                                     -------      -------    --------     -------      -------     -------     -------

  Operating expenses:
    Flight operation                  10,523       11,673      23,539      23,490       22,416      25,586      24,131
    Fuel and oil                       2,813        3,805       7,117       6,262        5,406       5,202       5,858
    Maintenance materials, repairs
     and overhead                      7,617        5,806      12,381      12,566       11,619      11,270      11,448
    Ground operations                  4,463        4,196       8,373       7,839        7,391       9,026       8,100
    Advertising, promotion and
     commissions                       4,847        4,839       9,868       9,104        9,007       8,921       9,745
    General and administrative         2,656        1,967       4,115       4,273        4,802       4,369       3,821
    Fleet restructuring and other
     nonrecurring charges              9,881         ---         ---         ---          ---         ---         ---
    Depreciation and amortization        740          921       1,699       1,814        1,845       1,595       1,446
    Loss from write-off of
     preoperating costs                                                                                            684
                                     -------      -------    --------     -------      -------     -------     -------
          Total operating expenses    43,540       33,207      67,092      65,347       62,486      65,969      65,233
                                     -------      -------    --------     -------      -------     -------     -------
          Operating income (loss)    (10,704)         786       1,395         886          553      (3,877)    ( 2,054)
  Interest expense                  (    641)      (  407)   (    742)   (    761)    (    920)    (   819)   (    789)
 Other income (expense), net              27       (    3)          8   (      11)           5    (     60)         60
                                     -------      -------    --------     -------      -------     -------     -------
  Income (loss) before income taxes  (11,318)         376         661         114     (    362)     (4,756)    ( 2,783)
  Provision for income taxes          ---           ---       (   141)  (      18)     ---          ---        ---
                                     -------      -------    --------     -------      -------     -------     -------
  Net income (loss) before
   cumulative effect of a change
   in accounting principle           (11,318)         376         520         96      (    362)     (4,756)    ( 2,783)

                                  SIX-MONTH PERIOD ENDED
                                         DECEMBER 31,                                  YEAR ENDED JUNE 30
                                  -----------------------  ------------------------------------------------------------
                                       1997        1996         1997        1996        1995        1994         1993
                                       ----        ----         ----        ----        ----        ----         ----
  Cumulative effect on prior years
   (to June 30, 1997) of changing
   to the accrual method for major
   component overhauls               (12,982)         ---         ---         ---          ---          ---        ---
                                    ---------    --------    --------   ---------     --------     -------     -------
          Net income (loss)         $(24,300)    $    376    $    520   $      96     $(   362)    $(4,756)    $(2,783)
                                    =========    ========    ========   =========     ========     =======     =======

Basic income (loss) per share       $ (3.10)    $   .05      $    .07    $   .01     $(  .05)    $(  .68)     $( .43)
                                    =========    ========    ========   =========     ========     =======     =======

Weighted average common shares
 outstanding                           7,842        7,741       7,741       7,565        7,382       7,006       6,547
                                    =========    ========    ========   =========     ========     =======     =======
Diluted income (loss) per share     $ (3.10)    $   .05      $    .07    $   .01     $(  .05)    $(  .68)     $( .43)
                                    =========    ========    ========   =========     ========     =======     =======
Weighted average common and
 common equivalent shares
 outstanding                           7,842        7,954       7,999       7,969        7,382       7,006       6,547
                                    =========    ========    ========   =========     ========     =======     =======
Cash dividends declared
 per common share                      - -          - -         - -         - -          - -         - -         - -
                                    =========    ========    ========   =========     ========     =======     =======

Balance sheet data:
  Current assets                     $ 8,751      $ 8,714     $13,458     $14,165      $ 9,713     $11,242     $11,458
  Current liabilities                 25,651       10,738      16,998      15,525       10,272      11,937       7,850
  Net property and
    equipment                          3,354       12,676      13,683      12,332       12,406      13,337      12,283
  Total assets                        12,140       22,022      27,971      27,130       22,153      24,629      23,793
  Long-term debt, less
    current portion (1)                2,642        5,071       3,346       4,010        4,876       5,902       6,866
  Shareholders'
    equity (deficit)                 (16,154)       6,213       6,357       5,837        5,032       5,372       7,320

(1) See Note 9 to financial statements regarding certain capital lease obligations which are included in long-term debt in this schedule.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         The following table sets forth selected operating data relating to the Company's passenger service for the transition period ended December 31, 1997 and the comparative six months in 1996, and fiscal years 1997, 1996 and 1995.

                                                SIX-MONTH PERIOD ENDED
                                                 DECEMBER 31,                             YEAR ENDED JUNE 30,
                                         ----------------------------       -----------------------------------------------
                                            1997              1996              1997             1996             1995
                                         ---------         ----------       -----------       ---------        ----------
Operating revenue (000)                   $32,836           $33,993          $68,487           $66,234           $63,039
Operating expense, net of
 restructuring and other
 nonrecurring charges (000)                33,659            33,208           67,092            65,347            62,486
Revenue passengers carried                396,799           411,362          794,013           783,997           844,421
Revenue passenger miles (000) (1)          72,417            76,068          146,567           144,695           142,499
Available seat miles (000) (2)            134,831           160,390          305,086           311,967           305,388
Passenger load factor (3)                   53.7%            47.4%             48.0%            46.4%             46.7%
Passenger breakeven load factor (4)         56.1%            46.9%             47.6%            46.3%             46.9%
Yield per revenue passenger mile (5)        44.5(cent)       44.0(cent)        45.7(cent)       44.5(cent)        42.7(cent)
Passenger revenue per available seat mile   23.9(cent)       20.9(cent)        22.0(cent)       20.7(cent)        19.9(cent)
Operating cost per available seat mile (6)  25.0(cent)       20.7(cent)        22.0(cent)       20.9(cent)        20.5(cent)
Average passenger trip (miles)             182.5            184.9             184.6            183.9             168.7
Average daily aircraft utilization
  per plane (block hours)                    7.9              8.2               8.2              8.0               8.2
Average passenger fare                     $81.18           $81.39            $84.41           $82.25            $72.01
Completion factor                           96.4%            96.3%             95.9%            95.1%             95.1%

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS





         (1)      One revenue passenger transported one mile.
         (2) The product of the number of aircraft miles and the number of available seats on each stage, representing the total passenger capacity offered.
         (3) The ratio of revenue passenger miles to available seat miles, representing the percentage of seats occupied by revenue passengers.
         (4) The percentage of available seat miles which must be flown by revenue passengers for the airline to breakeven after operating expenses, excluding restructuring and other nonrecurring charges, changes in accounting principle and taxes.
         (5)      The passenger revenue per revenue passenger mile.
         (6) Total operating expenses, excluding restructuring and other nonrecurring charges, interest expense, changes in accounting principle and taxes, divided by available seat miles.

         The following table sets forth selected operating data relating to the Company's passenger service for each quarter of the 1997 transition period and fiscal year 1997 (see Note 16 of the financial statements):

                                            1997 TRANSITION PERIOD                          1997 QUARTERLY DATA
                                            ----------------------     ----------------------------------------------
                                            FIRST         SECOND        FIRST        SECOND       THIRD        FOURTH
                                            QUARTER       QUARTER      QUARTER      QUARTER      QUARTER      QUARTER
                                            -------       -------      -------      -------      -------      -------
Operating revenue (000)                     $16,745       $16,091      $17,370      $16,623      $16,484      $18,010
Operating income (loss) (000)                   638       (11,956)         511          275          363          246
Net income (loss) (000)                     (12,589)      (11,711)         321           55          126           18
Earnings (loss) per share                   (  1.61)      (  1.49)         .04          .01          .02          .00

Passengers carried                          205,149       191,650      208,580      202,782      172,116      210,535
Revenue passenger miles (000)                37,941        34,476       38,691       37,377       31,870       38,629
Available seat miles (000)                   71,318        63,513       82,391       77,999       70,620       74,076
Passenger load factor                         53.2%         54.3%        47.0%        47.9%        45.1%        52.1%
Passenger breakeven load factor               51.9%         60.5%        46.1%        47.8%        44.8%        51.7%
Yield per revenue passenger mile              43.4(cent)    45.7(cent)   44.3(cent)   43.7(cent)   49.7(cent)   45.8(cent)
Average passenger trip (miles)                184.9         179.9        185.5        184.3        185.2        183.5
Average passenger fare                      $ 80.21       $ 82.22      $ 82.13      $ 80.63      $ 92.05      $ 84.06
Operating cost net of
 restructuring and other
 nonrecurring charges
 per available seat mile                      22.6(cent)    27.6(cent)   20.5(cent)   21.0(cent)   22.8(cent)   24.0(cent)

         1997 TRANSITION PERIOD

         The Company's operating results reflect the implementation of its fleet restructuring plan in the 1997 transition period. In October, 1997 the Company began returning its nine Shorts aircraft to the lessor to simplify its fleet structure and reduce its operating expenses. All Shorts aircraft were out of scheduled service by January 5, 1998. In addition, the Company contracted, in November, 1997, to replace its fourteen Jetstream 31 aircraft with twenty Jetstream Super 31 aircraft. In conjunction with these transactions, the Company has recognized restructuring and other nonrecurring charges for the Shorts lease terminations, write-off and write-down of assets related to the terminated leases and estimated costs of compliance with return conditions in the terminated leases. Further discussion of the Company's restructuring is set forth below under "Liquidity and Capital Resources".

         Revenues for the six-month periods ended December 31, 1997 and 1996 were $32,836,000 and $33,993,000, respectively, which represents a 3.4% decline in the 1997 transition period. Passenger revenues decreased 3.8%, as revenue passenger miles (RPMs) decreased 4.8% and yield per passenger mile increased 1.1%. The phase-out of the Shorts aircraft resulted in a 15.9% reduction in available seat miles (ASMs) in the 1997 transition period as compared to the same period in the previous year. As a result of the reduction in ASMs, the Company ceased service between Charlotte and Shenandoah Valley, Virginia in July, 1997, suspended service between Charlotte and Montgomery, Alabama in September, 1997 and reduced the frequency of service to several other markets.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS





         The Company's revised schedule was effective in reducing low load factor flights, as the 15.9% reduction in capacity only resulted in a 4.8% decrease in RPMs and a 3.5% reduction in passengers. The Company's load factor increased from 47.4% to 53.7%. The average passenger trip decreased from 184.9 miles to 182.5 miles as a result of the cessation of service from Charlotte to Montgomery, a long-haul market. The average fare remained relatively unchanged at $81 per passenger for the six months ended December 31, 1997 and 1996. The Company's revenue per ASM increased from 20.9(cent) in the six-month period ended December 31, 1996 to 23.9(cent) for the 1997 transition period, a positive reflection on the Company's efforts at revenue maximization.

         As aforementioned, the Company's yield increased 1.1%, from 44.0(cent) per RPM in the six-month period ended December 31, 1996 to 44.5(cent) for the comparable period in 1997. However, the yield increase achieved in the 1997 transition period was partially offset by the decrease in the average passenger trip. Low fare competitors remained absent from the markets served by the Company. Additionally, the Company constantly monitors fares in the local markets it serves, and adjusts them as competition, demand and market factors dictate. Comparative yield calculations are complicated by the expiration and reimplementation of the federal ticket tax. The tax expired on December 31, 1995 and was reinstated in late August, 1996. The Company believes its passenger revenues were stimulated during the periods the tax was not in effect, as the absence of the tax effectively reduced the cost of air travel. The Company is not able to determine the extent to which operating results were impacted by the absence of the tax, although it does believe that the six-month period ended December 31, 1996 was favorably impacted by the absence of the tax for a portion of the period, whereby the tax was collected for the entirety of the six-month period ended December 31, 1997, with a resultant negative impact on revenue.

         Operating costs increased substantially in the 1997 transition period over the same period in 1996. The increase is primarily a result of the aircraft fleet restructuring plan, which accounts for $9,881,000, or 22.7%, of the reported operating expenses. Operating costs per ASM, net of restructuring related expenses, were 25.0(cent) in the 1997 transition period as compared to 20.7(cent) in the same period of 1996. Contributing factors include increases in aircraft maintenance and repair expenses, spare parts rental, customer service wages, professional fees and property tax expense. These increases were partially offset by the rent reductions negotiated for the Shorts aircraft, continued savings realized in the premiums for the Company's aircraft hull insurance, the decline in aviation fuel prices and the elimination of certain operational expenses directly related to scheduled passenger service levels and ASMs.

         Flight operations expense decreased by more than $1.1 million, or 9.8%, in the 1997 transition period, to $10,523,000 from $11,673,000 in the same period of 1996. The Company continues to benefit from reductions in the insured value of the aircraft fleet, as well as declining hull insurance rates, culminating in a $279,000 decrease over premium expense recognized in the same period in 1996. Pursuant to the aircraft return agreement reached with Shorts for the nine Shorts aircraft, the Company received aircraft rent abatements, beginning with payments due in August, 1997, in the amount of $14,000 per aircraft per month until the aircraft were returned. The lease abatement and early return of the aircraft resulted in a $835,000 decrease in Shorts aircraft rental expense in the 1997 transition period versus the comparable period in 1996. Pilot and flight operations payroll-related expenses decreased by 1.5% as a result of attrition. The Company did not replace terminated pilots in the 1997 transition period due to the reduction in capacity during the period. The reduction in these expenses was partially offset by annual seniority wage increases and the enhancement of the training and crew scheduling departments.

         Aviation fuel expenditures declined $989,000, or 26%, as compared to 1996 consequent to price per gallon decreases of $0.11 and the 15.9% decrease in ASMs flown in the 1997 transition period. The Company consumed 3.6 million gallons of fuel at a cost of $2.8 million in the 1997 transition period, as opposed to 4.3 million gallons at $3.8 million in the same period of 1996. ASMs and gallons of fuel used both decreased approximately 16%, while price per gallon decreased 13%. The average price per gallon of fuel purchased in the 1997 transition period was 77.5(cent), as compared to 88.6(cent) in 1996. Fuel prices peaked from October 1996 through February 1997, with the most favorable prices occurring in September and December 1997. In the transition period, fuel expense was 8.3% of operating costs, net of restructuring charges; as such, the Company does not believe it is cost effective to attempt to manage fuel price risk. Thus, no derivatives or other off-balance sheet instruments are used for hedging purposes.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS




         Maintenance material, repairs and overhead increased $1.8 million, or 31.1% in the 1997 transition period over the six-month period ended December 31, 1996. The increase in expenses reflects the higher costs incurred with operating the aging Shorts and Jetstream 31 aircraft, increased payroll-related expenses and higher spare parts rentals. Outside repair and materials expense was up over $900,000 in the 1997 transition period versus the comparable prior-year period, as costs of maintaining the fleet escalated. Maintenance salaries expenses increased $347,000, primarily as a result of overtime hours and temporary labor necessary to maintain the fleet, and accomplish the aircraft returns. Rental expenses for spare aircraft parts, primarily engines, increased $386,000 in the 1997 transition period. In the six-month period ended December, 1996 the Company received $303,000 in rental concessions from a major vendor to compensate for engine performance issues raised by the Company.

         Ground operations expenses increased 6.3%, from $4,196,000 to $4,463,000 in the 1997 transition period as compared to the same period in 1996. US Airways' passenger handling fees continued to increase. In markets where US Airways personnel provide customer service and handling, a fee is charged to the Company. This fee was $8.10 per passenger during the 1997 transition period as opposed to $7.75 in 1996. Fees per passenger have increased periodically as follows: July 1995, $6.50; January 1996, $7.75; February 1997, $8.10. Although passengers carried decreased 3%, passenger handling fees escalated 3.6%, or $66,000 in the 1997 transition period. In addition to increased passenger handling fees, the Company experienced increases in customer service salary- and payroll-related expenses. In 1997, US Airways increased its commitment to performance in the areas of on-time arrivals and departures, completed flights and the reduction of passenger complaints. The Company took steps to remain in concert with US Airways in these vital performance measures. While the Company and US Airways were successful, additional staffing levels were necessary to ensure compliance. The Charlotte (Concourse D) station increased full-time equivalent employees from 169 at December 31, 1996 to 198 at December 31, 1997. To retain employees, the Company also implemented an average increase of 5% in the hourly wage scale, concentrated in the first five years' seniority. Because of Charlotte's relatively higher employee turnover rate, the effects of this adjustment were felt most acutely at that station. Customer service payroll expenses were partially mitigated (approximately $60,000) by the closure of Company-operated field stations in Shenandoah Valley, Virginia and Montgomery, Alabama in July, 1997, and September, 1997, respectively.

         Ground operations expense is offset through the Company's reimbursement agreement for operating, on behalf of US Airways, Concourse D at the Charlotte/Douglas International Airport. Effective January, 1997, monthly reimbursements received by the Company increased to $372,000. In August, 1996, the reimbursement rate increased from $354,000 to $359,000 per month.

         Advertising, promotion and commissions expense remained stable at $4,847,000 in the 1997 transition period versus $4,839,000 in the prior comparative period. While passenger revenue decreased 3.8%, commissions and reservations expense remained flat due to increased program fees charged by US Airways.

         Total general and administrative expenses were $2,656,000 in the 1997 transition period as compared to $1,968,000 in 1996. Salaries and payroll-related expenses increased $104,000 as a result of additions to the executive management group. In December, 1996, the Company received refunds of property tax payments made in prior years totaling $118,000, reducing the expense recognized in the six months ended December 31, 1996. Audit, legal, corporate and other professional fees increased $180,000 and were accrued for in relation to the Company's decision to change its reporting year-end to December 31 of each year.

         Depreciation expense decreased 19.7%, or $181,000 in the 1997 transition period as compared to the same period in 1996, consequent to the write-off and reclassification of all assets related to the terminated aircraft leases for the Shorts and Jetstream 31 aircraft, including leasehold improvements and spare rotable parts. The effect of the write-off and reclassification of depreciation expense was minimized because depreciation was taken on all assets through November, 1997, the time at which the Company determined that all restructuring plans became irrevocable.

         The Company incurs interest expense principally as a result of its lines of credit; interest expense is also recorded as it relates to capital leases, long-term borrowings, and other short-term borrowings. The Company incurred interest expense of $641,000 in the 1997 transition period, as compared to $410,000 in the six months ended December 31, 1996. The increase was primarily due to the higher average borrowings outstanding on the Company's Line of credit, precipitated by the increase in the Line to $4 million from $3 million in July, 1997.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS




         As a result of the aircraft return plans, the Company has reduced all related assets and leasehold improvements to net realizable value, or estimated resale value, as appropriate. Certain spare parts are interchangeable between the Jetstream 31 and Jetstream Super 31 aircraft; these parts have been excluded from the net realizable value calculations. Losses due to impairment of assets aggregate to $3,007,000; $1,491,000 attributable to the Shorts aircraft, $472,000 to the Jetstream 31 aircraft, $344,000 in unusable interchangeable parts and supplies and a valuation reserve of $700,000 established in consideration of the unpredictability of the resale market.

         The Company recorded additional restructuring charges of $6,874,000 encompassing all other aspects of the aircraft retirements. These charges included: lease termination settlement ($6,115,000); return condition requirements ($1,805,000 to return the Shorts, $750,000 to return the Jetstream 31s and $691,000 to return leased spare engines); early termination of Jetstream 31 engine maintenance contract ($2,483,000); accrual for expenses related to pilot requalifications and transition rents ($478,000); reclassification of other costs related to retired aircraft until returned to lessor ($675,000), consulting fees for the execution of the lease termination transaction ($241,000), write-off of remaining deferred credits on terminated leases ($1,032,000 offset to charges) and the elimination of accrued expenses for future performance of component overhauls that are no longer required ($5,332,000 offset to charges).

         Effective July 1, 1997 the Company elected to change its method of accounting for engine, propeller and landing gear overhauls from the deferral method to the accrual method. Under the method previously utilized, the Company capitalized these expenditures and amortized them over the estimated service life of the overhaul. The change in accounting principle results in accrual for future expenditures for overhauls based on flight hours incurred each month, at a rate commensurate with the future expected cost of overhaul. Implementation of the change in principle necessitated the write-off of previously capitalized items, along with the related accumulated amortization, as of July 1, 1997. The aggregate time since last overhaul, as of July 1, 1997 was utilized to determine the beginning accrued overhaul expense as of the same date. This calculation was performed for each aircraft type. The aggregate effect of the change in accounting principle was $12,982,000. The Company believes the newly implemented accounting principle more closely emulates its lease agreements and contracts for repair and maintenance of these components.

         In the 1997 transition period, the Company reported operating losses for financial and tax purposes. The losses generated for tax purposes may be carried forward for use in future years. In the current period, the Company's effective federal tax rate is 0%, as there were no alternative minimum tax payments. At December 31, 1997, the Company had approximately $10,034,000 of United States Federal regular tax operating loss carryforwards available to offset future taxable income. These carryforwards begin expiring on December 31, 2004. Additionally, the Company had $109,000 in United States Federal alternative minimum tax credits available to offset future regular tax payments due; these credits do not expire.

         The estimates of future results included above are based upon present information regarding operations and future trends. While the Company believes that the estimates constitute its best judgment on future results, the actual results may differ materially from the estimates.

         FISCAL 1997

         The Company achieved improved operating results in fiscal 1997, continuing the trend from fiscal 1996. Operating income and net income in the current year are $1,395,000 and $520,000, respectively, compared to fiscal 1996 operating income of $886,000 and net income of $96,000. Passenger revenues increased by 3.9%, with operating expenses were held to a 2.7% increase. Yield per passenger mile continued to improve in 1997, resulting in 45.7(cent) per revenue passenger mile ("RPM") as compared to 44.5(cent) per RPM in fiscal 1996.

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

         RPMs increased commensurately with revenue passengers, reflecting growth of 1.3% over fiscal 1996. Elevated RPMs, passengers carried and average fares are indicative of the overall health of the air transportation industry. The Company continued to maintain its upward trend in average fares for fiscal 1997. The fiscal 1997 average fare was $84.41, compared to $82.25 in fiscal 1996.

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

         Flight operations expense stabilized in fiscal 1997 at $23,539,000, as compared to $23,490,000 in fiscal 1996. Although the Company experienced significant increases in pilot and flight management salaries, the additional expenses were offset by reductions in hull insurance rates and aircraft lease payments. The Company continued to benefit from reductions in the insured value of the aircraft fleet and more favorable hull insurance rates resulting in annual savings of $393,000 in 1997. Additionally, renegotiated lease payments for the Jetstream 31 fleet finalized in 1996 resulted in further reductions to lease expenses as compared to fiscal 1996. Pilot salaries escalated 4.9%, or $336,000 over fiscal 1996 to $7,135,000 in fiscal 1997. Under the plan negotiated with the Air Line Pilots Association ("ALPA"), pilot salaries were initially reduced by 16% in October 1994, with 4% of the original concession being reinstated after each subsequent four-month period. The final increase scheduled under this plan occurred in February, 1996. Accordingly, fiscal 1997 was the first complete year under the fully reinstated salary levels. Furthermore, annual seniority wage increases contributed to the increases in pilot salary expense. Flight operations management and support salary expenses also grew by $100,000 as compared to 1996; enhancement of the training and crew scheduling departments are the primary factors.

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

         The Company is obligated pursuant to its contract with its pilots to match pilot contributions to the Company's 401(k) plan based upon an agreed-upon earnings formula. The Company recorded $138,000 of compensation expense related to its contractual obligation as flight operations expense in fiscal 1997. The Company had insufficient earnings to trigger the matching provision in fiscal 1996.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS




         Ground operations expenses increased 6.8% over prior year, resulting in fiscal 1997 expenditures of $8,373,000 versus $7,839,000 in fiscal 1996. US Airways passenger handling fees continued to increase. In markets where US Airways personnel provide customer service and handling, a fee is charged to the Company; this fee increased 35(cent) per passenger in February, 1997. While passengers carried increased by only 10,000, or 1.3%, passenger handling fees escalated 18%, or $555,000 in fiscal 1997.

         Ground operations expense is offset in Charlotte, North Carolina through the Company's reimbursement rate for operating Concourse D at the Charlotte/Douglas International Airport. The Company's reimbursement increased from $354,000 to $359,000 in August, 1996 and $372,000 in January, 1997.
Customer Service salaries at Company- operated stations increased $149,000 due to the combination of general wage increases, service schedule alterations, and additional overtime.

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

         While the number of revenue passengers carried decreased by 7.2%, revenue passenger miles increased 1.6% as compared to fiscal 1995 as a result of changes to the Company's service schedule. Passengers carried continued to decline due to the absence of low-fare, traffic-stimulating competition which existed in the Company's market until March, 1995. Additionally, the Company continued to recognize the effects of discontinued service to several markets in fiscal 1995. Because the low-fare competition in 1995 was not present in 1996 to depress fares, the Company was able to maintain higher average ticket prices of $82.25 in fiscal 1996 versus $72.01 in fiscal 1995, thus increasing yield per revenue passenger mile to 44.5(cent), an increase of 4.2% over 1995.

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


LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash needs result from continuing operations including capital expenditures necessary to the operation of its aircraft, and the continuing payment of creditors in accordance with its Plan of Reorganization. The Plan of Reorganization was consummated in September, 1991 pursuant to bankruptcy proceedings initiated by the Company. During the 1997 transition period the Company satisfied its cash requirements through internally generated funds and borrowings under a revolving line of credit agreement with an affiliate of an aircraft manufacturer, secured by all of the Company's accounts receivable. The Company also utilized short-term loans from certain directors and officers and a line of credit with Centura Bank, both secured by owned flight and ground equipment. In December, 1997, the Company issued 545,000 shares of its authorized and available common stock in a private placement transaction. The shares were purchased by an investor group at a price that approximated market on the date of the transaction. The Company received proceeds, net of all fees, of $1,489,000.

         During the 1997 transition period, management implemented its strategy to restructure the aircraft fleet, address short-term and long-term liquidity needs and improve the overall financial condition of the Company. The key components of the plan are as follows:

         1.   Elimination of the Shorts aircraft from the fleet.

         2.   Elimination of the Jetstream 31 aircraft from the fleet.

         3. Introduction of newer, more efficient Jetstream Super 31 to the fleet.

         4. Negotiate transaction for up to six additional Dash 8-100 aircraft, deliveries to take place in 1998.

         5. Issuance of 545,000 shares of the Company's common stock to improve short-term liquidity.

         6.   Strengthened management through promotions and recruitment.

         7. Change year-end to December 31, beginning in 1997, which more closely corresponds with the Company's business cycle.

         8.   Discontinued unprofitable flying.

         9. Strengthened the critical yield management area by licensing state-of-the-art technology and hiring experience yield management consultants to assist in the day-to-day management of seat inventory.

RESTRUCTURING

         On September 11, 1997 the Company entered into a transaction with Lynrise Air Lease, Inc. ("Lynrise") to return the Company's nine leased Shorts aircraft to Lynrise as lessor. The aircraft leases were scheduled to continue through September, 2004, at a monthly rate of $34,000 per aircraft. These aircraft did not meet US Airways criteria of cabin class service, as they are unpressurized and slow. In addition, the lease expense per block hour was high, and the operating expenses continued to escalate. The aircraft were returned between November, 1997 and January, 1998. In return for this early termination of the aircraft leases, the Company issued a promissory note in the amount of $9,725,000. The promissory note was issued in contemplation of the Company's obligations to lessor: lease termination and aircraft remarketing provisions - $6.1 million, previously recorded liabilities in the form of accrued rent and notes payable - $1.8 million and return condition obligations - $1.8 million. This note is due on August 31, 1998.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS





         Before August 31, 1998, the Company may exercise its option issued in conjunction with the note, whereby it would pay Lynrise $1,675,000 in cash or stock and $130,000 in aircraft parts. Upon the option's exercise, the remainder of the note, $7,920,000, would be converted to a subordinated note, which is convertible to common stock at $7.50 per share. This subordinated note would be due in 2004, with interest and principal payments to begin in 1999.
Principal payments may be paid in cash or stock, at the Company's option.

         Under an accord reached with an aircraft lessor in November, 1997 the Company agreed to replace its fourteen Jetstream 31 aircraft with twenty Jetstream Super 31 aircraft. In return for renegotiated lease rates, the Company agreed to lease fourteen of the Jetstream Super 31 aircraft for seven years, and the additional six Jetstream Super 31 aircraft until December 31, 1998. The final Jetstream Super 31 aircraft is anticipated to be operational in the Company's system before the end of April, 1998. The Jetstream Super 31 aircraft are newer and faster than the predecessor Jetstreams, and can operate with fewer weight restrictions. The Jetstream 31 aircraft are expected to be returned to the lessor in the second quarter of 1998. The Company estimates that the return condition specifications on these aircraft will cost approximately $50,000 per aircraft. These costs have been provided for as restructuring charges in the 1997 transition period.

         As a result of the retirement of two aircraft types, the Company wrote down its spare parts inventory to net realizable value at December 31, 1997. The writedowns consisted of $1.2 million in Shorts parts; $100,000 in Jetstream parts; $100,000 in ancillary parts required to maintain both fleets; and a valuation reserve increase of $700,000 in contemplation of uncertainties in the resale market. The Company anticipates to aggressively market its excess spares in 1998. The net book value of parts held for resale was $1,200,000 on December 31, 1997. Additionally, the Company wrote off $680,000 in unamortized leasehold improvements related to these two aircraft types.

         As a result of the restructuring plans undertaken to accomplish fleet simplification and cost reductions, the Company estimates total annual expense reductions in excess of $4 million per year, commencing in 1998. These savings will result principally from the reduction in aircraft rentals, maintenance expense, flight crew and other labor costs, landing fees and spare parts inventory levels. In addition, the fleet simplification should improve the Company's ability to achieve higher levels of reliability, resulting in fewer flight cancellations and delays and increased revenues. The Company does not anticipate any additional restructuring charges at this time.

         The Company's balance sheet reflects a deficit in working capital, defined as current assets less current liabilities, of approximately $16,705,000 on December 31, 1997 as compared to $3,540,000 on June 30, 1997. Working capital is affected by the short-term note issued to Lynrise leasing as already discussed, as well as seasonality of operations and the timing of receipts from the ACH. The Company intends to exercise its purchase option on the promissory note, thereby converting the note to a long-term obligation. Funds necessary to exercise the option will be generated through internal operations or by the issuance of stock, or a combination of these methods. In addition, March through October of each year are peak travel and thus are higher revenue months. The Company's accounts receivable for passenger service provided in December, 1997 are thus less than amounts recorded in the peak months. The ACH mechanism of collecting passenger revenue receivables has provided a predictable cash inflow stream; 99% of the Company's revenues are collected through the Clearing House. As such, the Company has traditionally been able to match payments to creditors to its cash receipts from the ACH, which are received at the end of each month, and to thus defer payments when necessary, or arrange for alternate financing.

         After recognition of the restructuring charges and the change in accounting principle, the Company has a shareholders' deficit of $16,154,000. As previously mentioned, the results of the restructuring are expected to provide over $4 million in net cost savings beginning in 1998. In addition, many of the obligations arising from the restructuring can be satisfied by the issuance of stock, which will conserve cash and improve the Company's deficit position. The Company's management and Board of Directors has had preliminary discussions related to a secondary public offering of common stock, although no definitive actions have been taken as yet and more common shares will have to be approved by shareholders before any offering can be undertaken. The Company also has a solid infrastructure, and has been able to exceed US Airways operating performance goals consistently during the 1997 transition period.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



         FINANCING

         During the 1997 transition period the Company had available a line of credit (the "Line") in an amount not to exceed $4,000,000 from British Aerospace Asset Management ("BAAM"). BAAM is an affiliate of JACO and British Aerospace Holdings, Inc., the company that had previously collateralized the Company's bank line through a loan purchase agreement. The Line permits the Company to borrow up to 70% of a borrowing base, which consists of the Company's transportation and nontransportation charges to Airlines Clearing House, Inc. ("ACH") or such greater amount as BAAM shall determine, but in no event more than $4,000,000. The Line is secured by all of the Company's accounts receivable, bears interest at prime + 2% and is scheduled to terminate on July 31, 1998, but must be extended by BAAM for successive one-year periods until December 31, 2001.

         In November, 1996 the Company secured a supplemental line of credit (the "Centura Line") with its primary banking facility, Centura Bank. This is a revolving line of credit not to exceed $400,000. The outstanding balance on the Centura Line accrues interest at an annual rate of prime plus 2%, and terminates June 30, 1998. The outstanding balance was $400,000 at December 31, 1997.

         During the 1997 transition period, the Company obtained several short-term loans from certain directors, officers and other related parties. Individual amounts borrowed under these loans ranged from $45,000 to $350,000, and earned interest at the rate of ten percent. The aggregate maximum and average amounts outstanding under these loans were $500,000 and $129,000, respectively. In connection with these loans, the Company issued to the lending parties noncompensatory options or warrants to purchase 23,550 shares of the Company's common stock at the fair market value on the date of grant.

         CAPITAL EXPENDITURES

         Capital expenditures consist of fixed asset replacement. Capital expenditures in the 1997 transition period were $382,000. These expenditures were principally for rotable parts and aircraft leasehold improvements. The Company projects 1998 capital expenditures to be approximately $1,000,000 for rotable parts, leasehold improvements and other capital items. Effective July 1, 1997, the Company began accounting for major component overhauls using the accrual method, as opposed to the deferral method practiced in prior years. Accordingly, expenditures for overhauls in the upcoming year are not included in the capital budget.

         OPERATING CASH FLOW

         The Company receives payments for airline tickets under interline agreements through the Airlines Clearing House one month in arrears. Historically, this payment in arrears has caused significant cash flow problems in the last half of each month. The Company has a line of credit with BAAM to provide a steady cash flow between ACH settlements. The Company believes that the restructuring discussed above and improved revenue environment will provide sufficient cash flows to provide for continuing operations, capital expenditures and scheduled debt and bankruptcy payments absent adverse changes in current market conditions. If operating cash flows and the Line are insufficient to meet obligations, the Company may issue stock, secure short-term loans from officers and directors, or extend terms with trade creditors.

         The Company received the December Airlines Clearing House ("ACH") payment on the scheduled settlement date of December 30, 1997, and obligations with British Aerospace Asset Management ("BAAM") and Jet Acceptance Corporation ("JACO") for the Line and aircraft lease payments were satisfied on December 31, 1997. In contrast to events as of June 30, 1997, the Company received its ACH payment on June 30, 1997. However, because the first business day subsequent to receipt of funds was July 1, 1997, the Company maintained possession of the full settlement amount as of June 30, 1997. Ordinarily, BAAM receives payments from the settlement on the first business day subsequent to the transfer to satisfy the Line balance and accrued aircraft lease payments due to JACO. These obligations were settled on July 1, 1997 for June, 1997.

         Accounts receivable decreased to $5,048,000 as of December 31, 1997 from $5,629,000 as of June 30, 1997. The decrease is due to lower passenger revenue in December, 1997 versus June, 1997 attributable primarily to a seasonal decrease in business traffic.

         Other noncurrent assets decreased from $829,000 as of June 30, 1997 to $36,000 as of December 31, 1997 as a result of the change in the Company's method of accounting for major component overhauls and the related escrow funding with one of its aircraft lessors.

         Accounts payable increased to $8,129,000 in the 1997 transition period as compared to $5,521,000 in fiscal 1997 due to liabilities resulting from restructuring activities and seasonal fluctuations in revenue used to settle obligations. Notes payable, including current maturities, increased from $1,885,000 in fiscal 1997 to $10,783,000 in the 1997 transition period as a result of the note payable issued in conjunction with the settlement reached with the lessor of the returned Shorts.

         The Company is required to make payments of $166,000 to unsecured creditors in annual installments in the third quarter of each calendar year through 1999. The Company intends to make these payments when due.

         OTHER

         On January 16, 1998 US Airways notified the Company of amendments to the Service Fees agreement, effective March 1, 1998. The per-passenger handling fee of $8.10 remains unchanged; however, ticketing fees and frequent traveler charges will increase due to changes in the calculation methodology. The Company believes these fee structure alterations will negatively impact operating expenses by approximately $700,000 in 1998.

         The Financial Accounting Standards Board (FASB) has issued several statements that became effective for fiscal years beginning after December 15, 1997. These statements are SFAS No. 130, Comprehensive Income; SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information; and SFAS No. 132, Employers Disclosures about Pensions and Other Post Retirement Benefits. The Company will not be impacted by requirements or changes in reporting requirements prescribed by SFAS No. 130 or 131. The Company does anticipate broadened disclosures under SFAS No. 132 regarding the 401(k) plan it sponsors. The Company does not provide for any other post-retirement benefits.

         YEAR 2000 COMPLIANCE

         The Company has evaluated its information infrastructure for Year 2000 compliance. The Company's financial and statistical reporting and its crew scheduling systems are in the process of being updated, with completion of the process expected in early 1999. Any costs associated with these modifications will be expensed as incurred. The Company depends upon passenger reservations and operational control systems maintained by other companies, vendors and government entities. In the event that any of these systems are not Year 2000 compliant, the Company's operations could be adversely affected.

         FORWARD-LOOKING STATEMENTS

         Statements contained in this document and the notes to the financial statements which are not historical in nature are forward-looking statements, and are subject to risks and uncertainties that may cause future results to differ materially from those set forth in such statements. The Company is not obligated to update forward-looking statements to reflect events or circumstances after the date of this report.


INFLATION

         Inflation has not had a material impact on the Company's operations.



ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET
                  RISK

         The Company has no information to report under this Item.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information required by this item is submitted beginning on Page F-1 of this Form 10-K.



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

         (b)      Reports on Form 8-K.

                  No reports on Form 8-K were filed during the quarter ended December 31, 1997.

                                   SIGNATURES



         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         CCAIR, INC.


DATE:    May 7, 1998                     BY:        /s/ Kenneth W. Gann
                                                  ---------------------
                                                  Kenneth W. Gann, President and
                                                  Chief Executive Officer

         Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         SIGNATURES                                           TITLE                          DATE
         ----------                                           -----                          ----
  /s/ Kenneth W. Gann                       Chairman of the Board of Directors,               May 7, 1998
----------------------------                Chief Executive Officer, President
Kenneth W. Gann                             (Principal Executive Officer)



  /s/ Eric W. Montgomery                    Vice President of Finance;                        May 7, 1998
----------------------------                (Principal Financial Officer,
Eric W. Montgomery                          Principal Accounting Officer)


  /s/ K. Ray Allen                          Director                                          May 7, 1998
--------------------------------
K. Ray Allen


  /s/ Gordon Linkon                         Director                                          May 7, 1998
------------------------------
Gordon Linkon


  /s/ George Murnane, III                   Director                                          May 7, 1998
-----------------------------
George Murnane, III


  /s/ Dean E. Painter, Jr.                  Director                                          May 7, 1998
------------------------------
Dean E. Painter, Jr.








                                   CCAIR, INC.

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULE


                                                                                PAGE NO.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS                                        F-2

FINANCIAL STATEMENTS:

         Balance Sheets as of December 31, 1997,
         June 30, 1997 and 1996                                                 F-3

         Statements of Operations for the Six-Month Periods
         ended December 31, 1997 and 1996 (unaudited); and
         for the Years ended June 30, 1997, 1996 and 1995                       F-4

         Statements of Changes in Shareholders' Equity (Deficit)
         for the Six-Month Period ended December 31, 1997
         and the Years ended June 30, 1997, 1996 and 1995                       F-5

         Statements of Cash Flows for the Six-Month Periods
         ended December 31, 1997 and 1996 (unaudited); and for
         the Years ended June 30, 1997, 1996 and 1995                           F-6

         Notes to Financial Statements                                          F-7


FINANCIAL STATEMENT SCHEDULE:


         II       Valuation and Qualifying Accounts for the Six Months ended
                  December 31, 1997 and 1996; and
                  for the Years ended June 30, 1997, 1996 and 1995              S-1




         All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission have been omitted because they are not applicable, not required or the information presented has been furnished elsewhere.










                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




TO CCAIR, INC.:

         We have audited the accompanying balance sheets of CCAIR, Inc. (a
Delaware corporation) as of December 31, 1997, June 30, 1997 and 1996, and the related statements of operations and changes in shareholders' equity (deficit) and cash flows for the six-month period ended December 31, 1997 and for each of the three years in the period ended June 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CCAIR, Inc. as of December 31, 1997, June 30, 1997 and June 30, 1996, and the results of its operations and its cash flows for the six-month period ended December 31, 1997 and for each of the three years in the period ended June 30, 1997, in conformity with generally accepted accounting principles.

         As explained in Note 10 to the financial statements, effective July 1, 1997, the Company changed its method of accounting for engine, propeller and landing gear overhauls.

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





Charlotte, North Carolina,                              ARTHUR ANDERSEN LLP
  April 17, 1998.






                                   CCAIR, INC.

                                 BALANCE SHEETS
                    DECEMBER 31, 1997, JUNE 30, 1997 AND 1996
                            -------------------------




                                                                 DECEMBER 31,        JUNE 30,          JUNE 30,
     ASSETS                                                          1997             1997              1996
                                                                 ------------      -----------       -----------
Current assets:
  Cash and cash equivalents                                      $    11,647       $ 4,904,778       $ 5,059,665
  Receivables, principally traffic, less allowance
   for doubtful receivables of $113,700 at December
    31 and June 30, 1997 and $50,000 at June 30, 1996              5,047,701         5,628,959         5,937,222
  Inventories, less allowance for obsolescence of $466,000
   at December 31, 1997 and at June 30, 1997 and 1996                509,586         1,571,378         1,243,577
  Parts held for resale, net of valuation reserves of
   $700,000 at December 31, 1997 and $0 at June 30,
   1997 and 1996                                                   1,205,277           510,998           514,876
  Prepaid expenses                                                 1,976,896           842,320         1,410,113
                                                                 -----------       -----------       -----------
          Total current assets                                     8,751,107        13,458,433        14,165,453
                                                                 -----------       -----------       -----------

Property and equipment, at cost:
  Flight equipment and leasehold improvements                      5,525,291        24,417,631        20,700,870
  Ground and other property and equipment                          4,380,712         4,269,938         4,135,574
                                                                 -----------       -----------       -----------
                                                                   9,906,003        28,687,569        24,836,444
   Less accumulated depreciation and amortization                 (6,552,430)      (15,004,807)      (12,504,463)
                                                                 -----------       -----------       -----------

                                                                   3,353,573        13,682,762        12,331,981
                                                                 -----------       -----------       -----------
Other noncurrent assets                                               35,522           829,464           632,244
                                                                 -----------       -----------       -----------
          Total assets                                           $12,140,202       $27,970,659       $27,129,678
                                                                 ===========       ===========       ===========

     LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Notes payable and current maturities
   of long-term debt                                             $ 2,490,334       $   962,748       $   854,438
  Note payable expected to be refinanced                           7,920,000           ---               ---
  Short-term borrowings                                              900,000         3,951,000         3,310,000
  Current obligations under capital leases                           229,194           328,465           373,266
  Accounts payable                                                 8,129,043         5,520,553         5,546,146
  Accrued expenses                                                 5,982,891         6,316,240         5,441,201
                                                                 -----------       -----------       -----------
          Total current liabilities                               25,651,462        17,079,006        15,525,051
Long-term debt, less current maturities                              373,147           922,345         1,371,328
Capital lease obligations, less current obligations                2,269,230         2,342,517         2,638,967
Deferred credits, net of amortization of $2,293,263
 at June 30, 1997 and $1,805,462 at June 30, 1996                     ---            1,269,635         1,757,436
                                                                 -----------       -----------       -----------
          Total liabilities                                       28,293,839        21,613,503        21,292,782
                                                                 -----------       -----------       -----------

Commitments and contingencies (Notes 8, 9, 14 and 18)

Shareholders' equity (deficit):
  Common stock, $.01 par value, 10,000,000 shares
   authorized, 8,335,695 issued and outstanding at
   December 31, 1997 and 7,740,695 at June 30, 1997
   and 1996                                                           83,357            77,407            77,407
  Additional paid-in capital                                      19,508,276        17,725,184        17,725,184
  Accumulated deficit                                            (35,745,270)      (11,445,435)      (11,965,695)
                                                                 -----------       -----------       -----------
       Total shareholders' equity (deficit)                      (16,153,637)        6,357,156         5,836,896
                                                                 -----------       -----------       -----------

          Total liabilities and
           shareholders' equity (deficit)                        $12,140,202       $27,970,659       $27,129,678
                                                                 ===========       ===========       ===========






           The accompanying notes to financial statements are an integral part of these balance sheets.

                                   CCAIR, INC.

                            STATEMENTS OF OPERATIONS
     FOR THE SIX-MONTH PERIODS ENDED DECEMBER 31, 1997 AND 1996 (UNAUDITED);
                AND THE YEARS ENDED JUNE 30, 1997, 1996 AND 1995
                            ------------------------

                                       SIX-MONTH PERIOD ENDED                         THE YEARS ENDED
                                    ----------------------------       ----------------------------------------------
                                     DECEMBER         DECEMBER            JUNE             JUNE              JUNE
                                        1997            1996              1997             1996              1995
                                    ------------     -----------       -----------      -----------       -----------
                                                     (Unaudited)
Operating revenue:
  Passenger                         $ 32,211,552     $33,479,757       $67,020,162      $64,482,156       $60,804,001
  Public service                         ---             ---               ---              352,888           695,047
  Other, principally
   freight and charter                   624,003         513,418         1,467,460        1,398,657         1,539,652
                                    ------------     -----------       -----------      -----------       -----------
                                      32,835,555      33,993,175        68,487,622       66,233,701        63,038,700
                                    ------------     -----------       -----------      -----------       -----------

Operating expenses:
  Flight operations                   10,522,782      11,672,573        23,539,207       23,490,322        22,415,288
  Fuel and oil                         2,813,162       3,805,346         7,117,089        6,261,716         5,406,055
  Maintenance materials
   and repairs                         7,616,664       5,805,596        12,380,857       12,565,634        11,619,432
  Ground operations                    4,463,474       4,195,739         8,372,738        7,838,926         7,390,643
  Advertising, promotion
   and commissions                     4,846,996       4,839,498         9,867,686        9,104,225         9,006,992
  Fleet restructuring and other
   nonrecurring charges (Note 7)       9,880,520         ---               ---              ---               ---
  General and administrative           2,656,042       1,967,529         4,115,530        4,273,030         4,802,454
  Depreciation and
   amortization                          739,831         921,269         1,699,181        1,813,533         1,844,683
                                    ------------     -----------       -----------      -----------       -----------
                                      43,539,471      33,207,550        67,092,288       65,347,386        62,485,547
                                    ------------     -----------       -----------      -----------       -----------

      Operating income (loss)        (10,703,916)        785,625         1,395,334          886,315           553,153

Interest expense                     (   641,394)     (  406,576)       (  742,437)      (  761,433)       (  920,528)
Other income (expense), net               27,291      (    3,237)            8,291       (   11,027)            5,252
                                    ------------     -----------       -----------      -----------       -----------
Income (loss) before income taxes
 and cumulative effect of a change
 in accounting principle             (11,318,019)        375,812           661,188          113,855        (  362,123)
Provision for income taxes               ---             ---            (  140,928)      (   18,100)          ---
                                    ------------     -----------       -----------      -----------       -------
Income (loss) before cumulative
 effect of a change in accounting
 principle                           (11,318,019)        375,812           520,260           95,755        (  362,123)
Cumulative effect on prior years
 (to June 30, 1997) of changing
 to the accrual method of
 accounting for major component
 overhauls (Note 10)                 (12,981,816)        ---               ---              ---               ---
                                    ------------     -----------       -----------      -----------       ------------

Net income (loss)                   $(24,299,835)    $   375,812       $   520,260      $    95,755       $(  362,123)
                                    ============     ===========       ===========      ===========       ===========

Basic income (loss) per
 common share (Note 4)              $  (   3.10)     $       .05       $       .07      $       .01       $(      .05)
                                    ===========      ===========       ===========      ===========       ===========
Weighted average common
 shares outstanding                   7,842,380        7,740,613         7,740,654        7,565,421         7,381,783
                                    ===========      ===========       ===========      ===========       ===========
Diluted income (loss)
 per share                          $  (   3.10)     $       .05       $       .07      $       .01       $(      .05)
                                    ===========      ===========       ===========      ===========       ===========
Weighted average common
 and common equivalent
 shares outstanding                   7,842,380        7,953,685         7,999,174        7,969,314         7,381,783
                                    ===========      ===========       ===========      ===========       ===========

Proforma amounts assuming the
 new method of accounting is
 applied retroactively
    Net Income (loss)                                $   188,885       $   350,240      $ 1,132,441       $(  514,364)
                                                     -----------       -----------      -----------       -----------
    Basic income (loss)
     per common share                                $       .02       $       .05      $       .15       $(      .07)
                                                     ===========       ===========      ===========       ============


             The accompanying notes to financial statements are an integral part of these statements.

                                   CCAIR, INC.

             STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)

                FOR THE SIX MONTH PERIOD ENDED DECEMBER 31, 1997
                AND THE YEARS ENDED JUNE 30, 1997, 1996 AND 1995
                            -------------------------

                                                COMMON STOCK         ADDITIONAL
                                              -----------------        PAID-IN     ACCUMULATED
                                              SHARES     AMOUNT        CAPITAL       DEFICIT           TOTAL
                                              ------     ------        -------       -------           -----
Balances, June 30, 1994                     7,381,195    $73,812     $16,997,186   $(11,699,327)   $  5,371,671

Net loss                                      ----         ---          ----        (   362,123)    (   362,123)

Exercise of options                            19,500        195          22,962        ----             23,157
                                            ---------    -------     -----------   ------------    ------------

Balances, June 30, 1995                     7,400,695    $74,007     $17,020,148   $(12,061,450)   $  5,032,705

Net income                                    ----         ---          ----             95,755          95,755

Issuance of stock to lessor                   325,000      3,250         687,375        ----            690,625

Exercise of options                            15,000        150          17,661        ----             17,811
                                            ---------    -------     -----------   ------------    ------------

Balances, June 30, 1996                     7,740,695    $77,407     $17,725,184   $(11,965,695)   $  5,836,896

Net income                                    ----         ---          ----            520,260         520,260
                                            ---------    -------     -----------   -------------   ------------

Balances, June 30, 1997                     7,740,695    $77,407     $17,725,184   $(11,445,435)   $  6,357,156

Net loss                                      ----         ---          ----        (24,299,835)    (24,299,835)

Exercise of options                            50,000        500     $    58,875        ---              59,375

Grant of compensatory
 warrants (Note 11)                           ----         ---           240,417        ---             240,417

Issuance of stock in
 private transaction                          545,000      5,450       1,483,800        ---           1,489,250
                                            ---------    -------     -----------   -------------   ------------
Balances, December 31, 1997                 8,335,695    $83,357     $19,508,276   $(35,745,270)   $(16,153,637)
                                            =========    =======     ===========   ============    ============

             The accompanying notes to financial statements are an integral part of these statements.

                                   CCAIR, INC.

                            STATEMENTS OF CASH FLOWS
     FOR THE SIX-MONTH PERIODS ENDED DECEMBER 31, 1997 AND 1996 (UNAUDITED);
                AND THE YEARS ENDED JUNE 30, 1997, 1996 AND 1995
                            ------------------------

                                                 SIX-MONTH PERIOD ENDED                         THE YEARS ENDED
                                              -----------------------------      ----------------------------------------------
                                              DECEMBER 31,     DECEMBER 31,        JUNE 30,         JUNE 30,          JUNE 30,
                                                  1997             1996              1997             1996              1995
                                             ------------     -----------       -----------      -----------       -----------
                                                               (Unaudited)
 Cash flows from operating activities:
   Net income (loss)                         $(24,299,835)    $   375,812       $   520,260      $    95,755       $( 362,123)
   Adjustments to reconcile net
    income (loss) to net cash
    provided by operating activities:
     Note discount amortization                    31,197          53,129            76,561          201,503           328,238
     Depreciation and amortization (1)            739,831        2,766,472        5,595,917         6,206,823        5,388,356
     Lease expense in excess of
      (less than) payments                    (   237,957)     (  232,095)       (  487,801)          20,496           696,788
     Loss (gain) on disposal of assets        (    19,332)           3,237            4,864            31,855           36,902
     Lease termination charge                   9,144,281          ----              ----             ----              ----
     Write-off leasehold improvements             680,012          ----              ----             ----             ----
     Write-off deferred credits                (1,031,677)         ----              ----             ----              ----
     Adjust property, plant and
      equipment to be disposed of
      to net realizable value                   1,882,913          ----              ----             ----              ----
     Change in accounting principle             7,407,549          ----              ----             ----             ----
     Compensatory warrants                        240,417          ----              ----             ----              ----
     Changes in certain assets
      and liabilities:
       Receivables, net                           581,258         879,287           308,263          579,850        (  272,290)
       Inventories, net                           367,513      (  190,798)       (  323,923)          26,432           407,334
       Accounts payable                         2,608,485      (  476,282)       (   25,593)       1,488,049         1,046,894
       Accrued expenses                        (  363,851)     (1,052,007)          875,039        1,152,881        (  562,790)
       Other note payable                            ----            ----              ----             ----        (  801,000)
       Other changes, net                      (  333,522)     (  308,361)          370,573       (  889,841)        1,594,916
                                             ------------     -----------       -----------      -----------       -----------
        Net cash provided (used)
         by operating activities               (2,602,718)      1,818,394         6,914,160        8,913,803         7,501,225
                                             ------------     -----------       -----------      -----------       -----------

 Cash flows from investing activities:
   Capital expenditures                        (  382,135)     (3,105,913)       (6,954,961)      (6,169,304)       (5,437,286)
   Proceeds from sale of assets                    20,351           2,400             3,400            4,250            44,539
                                             ------------     -----------       -----------      -----------       -----------
        Net cash used in
         investing activities                  (  361,784)     (3,103,513)       (6,951,561)      (6,165,054)       (5,392,747)
                                             ------------     -----------       -----------      -----------       -----------

 Cash flows from financing activities:
   Issuance of common stock                     1,548,625         ----              ----              17,811            23,157
   Issuance of notes and
    long-term debt                                361,645         110,000           573,434          530,281           620,211
   Short-term borrowings, net                  (3,051,000)     (3,023,000)          641,000        3,210,000           100,000
   Reductions of notes and long-term
    debt, including payments under
    capital lease obligations                  (  787,899)     (  851,556)       (1,331,920)      (1,504,171)       (3,445,871)
                                             ------------     -----------       -----------      -----------       -----------
        Net cash provided (used)
         by financing activities               (1,928,629)     (3,764,556)       (  117,486)       2,253,921        (2,702,503)
                                             ------------     -----------       -----------      -----------       -----------
 Net increase (decrease) in cash
  and cash equivalents                         (4,893,131)     (5,049,675)       (  154,887)       5,002,670        (  594,025)
 Cash and cash equivalents,
  beginning of period                           4,904,778       5,059,665         5,059,665           56,995           651,020
                                             ------------     -----------       -----------      -----------       -----------
 Cash and cash equivalents,
  end of period                              $     11,647     $     9,990       $ 4,904,778      $ 5,059,665       $    56,995
                                             ============     ===========       ===========      ===========       ===========


(1) Amortization of capitalized overhauls is included in Maintenance, Materials and Repairs expense in the accompanying statements of operations for fiscal years 1997, 1996 and 1995, and the six-months ended December 31, 1996.


        The accompanying notes to financial statements are an integral part of these financial statements.

                                   CCAIR, INC.
                          NOTES TO FINANCIAL STATEMENTS

                               ------------------



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

         INVENTORIES - Inventories consist principally of expendable spare parts and parts held for resale, and are valued at the lower of cost or market, determined on an average cost basis. Expendable parts are recorded as inventory when purchased and charged to operations as used.

         PREPAID EXPENSES - Prepaid expenses include prepaid insurance and prepaid maintenance (see "Maintenance" section of Note 1 for additional discussion).

         DEPRECIATION AND AMORTIZATION - Property and equipment are depreciated to estimated residual values on the straight-line method over their economic useful service lives, ranging as follows:

               Flight equipment                            10 years
               Ground and other property and equipment     3-10 years

         Leasehold improvements and flight equipment held under capital leases are amortized using the straight-line method over the estimated useful service lives of the related assets, not exceeding the lease term. Cost and accumulated depreciation of property retired or otherwise disposed of are removed from the accounts, and the related gain or loss is included in other income.

         MAINTENANCE - With the exception of overhauls of engines, landing gears and propellers, the Company expenses maintenance events when incurred. The Company adopted the accrual method of accounting for major overhauls effective July 1, 1997 (see Note 10). Under this method, the Company accrues for current and future maintenance events on an ongoing basis in amounts estimated as sufficient to cover the cost of the overhaul when incurred. These accruals are estimated on a cost per flight hour basis for all aircraft.

         INCOME TAXES - Deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse (see Note 12).

                                   CCAIR, INC.
                          NOTES TO FINANCIAL STATEMENTS

                               ------------------




         FAIR VALUE OF FINANCIAL INSTRUMENTS - The carrying amount of the Company's financial instruments approximates fair value at December 31, 1997, June 30, 1997 and 1996.

         INCOME (LOSS) PER COMMON SHARE - Income (loss) per common share is calculated according to the requirements of SFAS No. 128 and is based on the weighted average number of common shares outstanding. Prior years' earnings per share have been restated to conform with current year presentation (see Note 4).

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

         RECLASSIFICATIONS - Certain amounts included in prior years' financial statements have been reclassified to conform with the December 31, 1997 presentation.

         UNAUDITED STATEMENTS - The Statement of Operations and the Statement of Cash Flows for the six-month period ended December 31, 1996 have been included for comparative purposes. These statements are unaudited and reflect all adjustments which are, in the opinion of management, necessary for a fair statement of results under generally accepted accounting principles.


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

                                   CCAIR, INC.
                          NOTES TO FINANCIAL STATEMENTS

                               ------------------




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

         5. Compromise of claims for prepetition and postpetition accrued aircraft lease payments; assumption of certain aircraft leases, payment of accrued prepetition and postpetition lease payments on rejected aircraft leases and settlement payments at the effective date as well as in future equal annual installments over up to eight (8) years (see Note 8).

         All remaining Chapter 11 obligations are unsecured and are due in annual installments of $166,001. These obligations are as follows:

                                                              DECEMBER            JUNE              JUNE
                                                              31, 1997         30, 1997          30, 1996
                                                              --------         --------          --------
                  Notes payable, noninterest-bearing,
                   to unsecured vendors in annual
                   installments through 1999                   $296,393         $426,394          $533,170
                  Discount at 15%                                35,608           71,608           130,833
                                                               --------         --------          --------
                  Payments due                                  332,001          498,002           664,003
                  Less current portion                          166,001          166,001           166,001
                                                               --------         --------          --------
                  Long-term portion of payments due            $166,000         $332,001          $498,002
                                                               --------         --------          --------


3.       US AIRWAYS AGREEMENT

         The Company and US Airways Group, Inc. ("US Airways"), an unaffiliated company, have entered into an agreement (the "Agreement") expiring on October 31, 1998, whereby the Company provides regional air service on air routes of US Airways. While renewal of the Agreement is not automatic, the Company is confident that such renewal will occur. During the last nine months the Company has consistently exceeded US Airways' operating performance goals in the areas of on-time arrivals and departures, maintenance reliability and controllable flight completion percentage, and as such has been assured by US Airways that the Agreement will be extended. The majority of passenger revenue is generated from the Agreement through joint passenger fares and division of revenue with US Airways. The Company receives use of various US Airways service marks including use of the designator code and US Airways logo and color patterns. Under the contract, the Company is obligated to pay US Airways for reservation services and various ground support services (exclusive of aircraft fueling).

                                   CCAIR, INC.
                          NOTES TO FINANCIAL STATEMENTS

                               ------------------





         The Company is required to maintain certain flight completion factors and to meet other conditions as specified in the Agreement. As of December 31, 1997, the Company is in compliance with all requirements. Should an event of default occur, the Agreement provides that US Airways has the right to terminate the Agreement upon ten (10) days' written notice. The Agreement also provides that it may be terminated by either party upon 180 days' notice.

         The Company is responsible for all ground operations at Concourse D of the Charlotte/Douglas International Airport. Pursuant to an agreement with US Airways, the Company receives reimbursement for these services on a monthly basis. The reimbursement is currently $389,000 per month. This amount offsets expenses related to the operation of Concourse D and is recorded as a reduction of ground operations expense for financial reporting purposes. The Company recorded total reimbursements of $2,223,000 for the 1997 transition period and $2,122,000 in the comparative period in 1996.

         A summary of other transactions and year-end account balances with US Airways and subsidiaries is as follows:

                                                      DECEMBER            JUNE             JUNE              JUNE
                                                        1997              1997             1996              1995
                                                        ----              ----             ----              ----
         Service fees included in ground
          operations and advertising,
          promotions and commissions expense         $3,340,619        $6,516,445       $5,550,962        $ 4,839,916
         Passenger revenue
          receivable                                  4,076,448         4,897,651        4,992,157          4,878,676
         Amounts payable                              1,084,119         1,174,114        1,351,120          1,660,404

4.       EARNINGS PER SHARE UNDER SFAS NO. 128

         In February, 1997 the FASB issued SFAS No. 128, Earnings Per Share. This statement establishes standards for computing and presenting EPS. It requires presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires reconciliation of the computation of basic EPS to diluted EPS. Basic EPS is computed by dividing income available to shareholders by the weighted average number of shares outstanding for the period. Diluted EPS gives effect to all dilutive potential common shares that were outstanding during the period. Prior period EPS has been restated to conform to the new statement. This statement was adopted by the Company beginning October 1, 1997.

                                           SIX-MONTH PERIOD ENDED                         FISCAL YEAR ENDED
                                              DECEMBER 31, 1997                            JUNE 30, 1997
                                    ---------------------------------------      ------------------------------------
                                       Income         Shares      Per Share        Income       Shares      Per Share
                                     (Numerator)   (Denominator)   Amount        (Numerator) (Denominator)  Amount
                                    ---------------------------------------      ------------------------------------
Basic earnings per share
  Income (loss) from operations     $(11,318,019)    7,842,380       $(1.44)     $520,260      7,740,654      $ 0.07
  Cumulative effect of
   accounting change                 (12,981,816)    7,842,380        (1.66)        ---        7,740,654        --
                                    -------------    ---------       -------     --------      ---------      ----
  Net income (loss)                 $(24,299,835)    7,842,380       $(3.10)     $520,260      7,740,654      $ 0.07

Effect of dilutive securities
 (options and warrants) 1                               ---                                     258,520
                                                     ---------                                 --------
Diluted earnings per share
  Income (loss) from operations     $(11,318,019)    7,842,380       $(1.44)     $520,260      7,999,174      $ 0.07
  Cumulative effect of
   accounting change                 (12,981,816)    7,842,380        (1.66)        ---        7,999,174        --
                                    -------------    ---------       -------     --------      ---------      ----
  Net income (loss)                 $(24,299,835)    7,842,380       $(3.10)     $520,260      7,999,174      $ 0.07
                                                     =========                                 =========

                                   CCAIR, INC.
                          NOTES TO FINANCIAL STATEMENTS

                               ------------------


                                               FISCAL YEAR ENDED                         FISCAL YEAR ENDED
                                                 JUNE 30, 1996                             JUNE 30, 1995
                                    ---------------------------------------      -------------------------------------
                                       Income         Shares      Per Share        Income       Shares      Per Share
                                     (Numerator)   (Denominator)   Amount        (Numerator) (Denominator)  Amount
                                    ---------------------------------------      -------------------------------------
Basic earnings per share
  Net income (loss)                 $     95,755     7,565,421       $ 0.01      $(362,123)    7,381,783      $(0.05)
Effect of dilutive securities
 (options and warrants) 1                              403,893                                    ---
                                                     ---------                                 ----------
Diluted earnings per share
  Net income (loss)                 $     95,755     7,969,314       $ 0.01      $(362,123)    7,381,783      $(0.05)
                                                     =========                                 =========

1 The effect of including stock options and warrants in the 1997 transition period and 1995 would be antidilutive and therefore is excluded from the diluted earnings per share calculation.


5.       ACCRUED EXPENSES

         Accrued expenses by major classification are as follows:

                                                                        DECEMBER           JUNE              JUNE
                                                                          1997             1997              1996
                                                                       ----------       ----------        -------
         Salaries and wages, vacation pay
          and related payroll taxes                                    $2,226,404       $2,457,895        $2,505,445
         Accrued ground and passenger charges                           1,428,812        1,617,409         1,677,384
         Accrued property and excise taxes                                683,627          310,124           330,423
         Accrued leases                                                   520,621        1,816,233           898,233
         Accrued repair expense                                           883,639           ---                ---
         Other accrued expenses                                           239,788          114,579            29,716
                                                                       ----------       ----------        ----------
                                                                       $5,982,891       $6,316,240        $5,441,201
                                                                       ==========       ==========        ==========

6.       SHORT-TERM BORROWINGS

         In February, 1995, the Company obtained a line of credit (the "Line of Credit") in an amount not to exceed $2,500,000 from British Aerospace Asset Management ("BAAM"), formerly JSX Capital Corporation, with increases to $3,000,000 in July, 1996 and to $4,000,000 in July, 1997.
         BAAM is an affiliate of Jet Acceptance Corporation, the leasing company for the Company's fleet of Jetstream aircraft, and British Aerospace Holdings, Inc., the company that had previously collateralized the Company's line of credit from NationsBank, N.A. through a loan purchase agreement.

         The Line of Credit permits the Company to borrow up to 70% of a borrowing base, consisting of the Company's transportation and nontransportation charges to Airlines Clearing House, Inc. or such greater amount as BAAM shall determine, but in no event more than $4.0 million. The Line of Credit is secured by all of the Company's accounts receivable, bears interest at prime + 2% and is scheduled to terminate on July 31, 1998. BAAM has pledged to renew the Line for successive one-year periods through December 31, 2001. Under the provisions of the Line of Credit, the Company must comply with certain restrictive operational covenants. As of December 31, 1997, the Company is in compliance with all covenants. Average amounts outstanding under the credit line were approximately $3,259,000, $2,307,000 and $1,825,000 during the 1997 transition period and the 1997 and 1996 fiscal years, respectively. There was $3,000,000 and $2,500,000 outstanding under the Line of Credit at June 30, 1997 and 1996, respectively. There was not an outstanding balance as of December 31, 1997.

         In November, 1996 the Company secured a line of credit with its primary banking facility, Centura Bank. This was a $400,000 revolving line of credit, with seasonal increases to $800,000 (not to exceed a total advance of all credit facilities on Airlines Clearing House net receivables). This line is secured by the titles to certain ground equipment and vehicles, bears interest at prime plus 2%, and expires on June 30, 1998. There was $400,000 and $751,000 outstanding under this line as of December 31, 1997 and June 30, 1997, respectively, with an average amount outstanding of $305,473 and $275,000, respectively.

                                   CCAIR, INC.
                          NOTES TO FINANCIAL STATEMENTS

                               ------------------




         During the 1997 transition period and during the 1997 and 1996 fiscal years, the Company obtained short-term loans bearing interest at 10% annually from certain directors, officers and related parties. Individual amounts borrowed under these loans ranged from $45,000 to $350,000 during the 1997 transition period; from $44,000 to $400,000 during fiscal 1997; and $50,000 to $400,000 during fiscal 1996. The aggregate maximum and average amounts outstanding under these loans were $500,000 and $129,000 during the 1997 transition period; $810,000 and $79,000 during fiscal 1997; and $810,000 and $119,000 during fiscal 1996. Amounts outstanding under these loans as of December 31 and June 30, 1997 and June 30, 1996 were $500,000, $200,000 and $810,000, respectively. In connection with these loans, the Company issued to the lending parties options and warrants to purchase 23,550, 55,225 and 59,625 shares of the Company's common stock during the respective reporting periods (see Note 13).


7.       FLEET RESTRUCTURING AND OTHER NONRECURRING CHARGES

         As part of the Company's restructuring plans, the Company entered into a transaction with Lynrise Air Lease, Inc. ("Lynrise") to return the Company's nine leased Shorts aircraft to Lynrise as lessor. Pursuant to this agreement, the aircraft were returned between October, 1997 and January, 1998. In return for the early termination of the aircraft leases, the Company issued a promissory note in the amount of $9,725,000. The promissory note was issued in contemplation of the Company's obligations to lessor, which consisted of: lease termination and aircraft remarketing provisions - $6.1 million, previously recorded liabilities in the form of accrued rent and notes payable - $1.8 million and return condition obligations - $1.8 million. This note is due on August 31, 1998 and bears interest at 7% annually. Before August 31, 1998 the Company may exercise its option issued in conjunction with the note, whereby it must pay $1,675,000 in cash or stock and $130,000 in aircraft parts to Lynrise. Upon the option's exercise, the remainder of the note, $7,920,000, would be converted to a subordinated note. See footnote 7 for further description of the subordinated note.

         Under an accord reached with BAAM in November, 1997 the Company agreed to replace its fourteen Jetstream 31 aircraft with twenty Jetstream Super 31 aircraft. In return for renegotiated lease rates, the Company agreed to lease fourteen of the Jetstream Super 31 aircraft for seven years, and the additional six Jetstream Super 31 aircraft until December 31, 1998. The last Jetstream Super 31 aircraft is anticipated to be operational in the Company's system by the end of April, 1998. The Jetstream 31 aircraft are expected to be returned to the lessor in the second quarter of 1998. The Company estimates that return conditions on these aircraft will approximate $50,000 per aircraft. These costs have been provided for as restructuring charges in the 1997 transition period.

         As a result of the retirement of the Shorts and Jetstream 31 aircraft, the Company recorded charges to reduce unusable spare parts inventory to resale value, write off leasehold improvements and accrue for aircraft return conditions, transition rents and pilot requalifications. In addition, the Company reclassified retired aircraft carrying charges to fleet restructuring expense. The following table summarizes the restructuring charges:

         Revaluation and writedown of spare parts and other
         inventory to net resale value                               $ 2,327,000
         Leasehold improvements written off                              680,000
         Aircraft lease termination settlement                         6,115,000
         Return condition requirements                                 3,246,000
         Maintenance contract termination                              2,483,000
         Pilot qualifications                                            198,000
         Transition rents                                                280,000
         Retired aircraft carrying charges                               675,000
         Consulting fees                                                 241,000
         Writeoff of deferred credits associated with aircraft leases (1,032,000)
         Aircraft component overhaul accrual write-off                (5,332,000)
                                                                     -----------
                                                                     $ 9,881,000
                                                                     ===========

                                   CCAIR, INC.
                          NOTES TO FINANCIAL STATEMENTS

                               ------------------




8.       LONG-TERM DEBT AND NOTES PAYABLE

         Long-term debt and notes payable are as follows:
                                                                       DECEMBER 31   JUNE 30      JUNE 30
                                                                          1997         1997         1996
                                                                       ----------   ----------   -------
         Note payable to aircraft manufacturer due in monthly
          installments of $22,625 through September 1, 1999,
          including interest at 10% before refinancing at
          December 31, 1997                                            $ ----       $  598,370   $  750,700
         Note payable to former aircraft lessor issued in
          conjunction with lease termination - due August
          31, 1998, at which time $7,920,000 is expected
          to be refinanced                                             $9,725,012      ----         ----
         Note payable to aircraft manufacturer due in monthly
          installments of $17,727 through December 31, 1999,
          including interest at 10%, less $46,844 discount at
          15% at December 31, 1997, $56,530 at June 30, 1997
          and $73,866 at June 30, 1996                                    337,319      426,008      564,570
         Notes payable, noninterest bearing, to unsecured
          vendors in annual installments through 1999, less $35,608
          discount at 15% at December 31, 1997 and $71,608 and
          $130,833 at June 30, 1997 and 1996, respectively (Note 2)       296,393      426,394      533,170
         Other notes payable                                              424,757      434,321      377,326
                                                                       ----------   ----------   ----------
                                                                       10,783,481    1,885,093    2,225,766
         Less current maturities                                        2,490,334      962,748      854,438
         Less amounts expected to be refinanced                         7,920,000      ----         ----
                                                                       ----------   ----------   -------
                                                                       $  373,147   $  922,345   $1,371,328
                                                                       ==========   ==========   ==========

         Principal maturities of long-term debt and notes payable are $10,410,334 in 1998; $369,134 in 1999, and $4,013 in 2000.

         In September, 1997 management approved the restructuring plan related to the disposition of the Shorts aircraft. In connection with this restructuring, the Company entered into a lease termination agreement with the lessor of its Shorts aircraft (see Note 7). To consummate the agreement, the Company issued a promissory note in the amount of $9,725,000, due August 31, 1998. If the Company exercises its option issued in conjunction with the promissory note by paying $1,805,000 in cash, stock and aircraft parts, the remainder of the promissory note will convert to a subordinated note. This note (the Convertible Subordinated Note) is convertible to common stock at $7.50 per share, bears interest at 7% annually and requires principal payments of 5% of the original note amount each June and December, plus accrued interest, beginning in 1999. The final payment under the Convertible Subordinated
         Note is due in December, 2004. Principal payments may be paid in cash or stock, at the Company's option. The Company intends to exercise the option issued in conjunction with the promissory note in 1998. Until this exercise takes place, the portion of the promissory note expected to be converted to long-term in 1998 is classified on the balance sheet as a current liability - "Note payable expected to be refinanced".

         If the Convertible Subordinated Note is issued, the principal maturities of long-term debt and notes payable are: $2,295,000 in 1998, $1,381,000 in 1999, $796,000 in 2000, $792,000 in 2001, $792,000 in
         2002 and $4,727,000 thereafter.

         A portion of the promissory note issued represents the refinancing of a previous note payable to Shorts. In September, 1995 the Company reached an agreement with Shorts to restructure the payment of the entire remaining amount due to Shorts under the bankruptcy plan (approximately $466,000, net of $43,000 discount at 15%) as well as the balance of a note issued on March 21, 1995 ($378,500). This note was payable in forty-eight equal monthly installments of $22,625, consisting of principal and interest, beginning on October 1, 1995. Before refinancing in the 1997 transition period, $580,731 was outstanding under this note.

                                   CCAIR, INC.
                          NOTES TO FINANCIAL STATEMENTS

                               ------------------



         In September, 1995, the Company reached an agreement with JACO to restructure the payment of the entire remaining amount due to JACO under the bankruptcy plan (approximately $1,232,000, net of $402,000 discount at 15% as of June 30, 1995). Under this agreement, the Company issued a promissory note to JACO in the principal amount of $676,000, payable in forty-eight equal monthly installments of $17,727, consisting of principal and interest, beginning on January 30, 1996. Interest at 10% per annum accrued beginning on September 1, 1995. Additionally, the remaining balance due under the bankruptcy plan, subsequent to the issuance of the above promissory note, was satisfied with the issuance of 325,000 shares of the Company's common stock. At December 31, 1997, $337,319 was outstanding on this note.


9.       LEASE TRANSACTIONS

         The Company operates using significant amounts of leased property, including aircraft, equipment and facilities. Leases generally are on a long-term, net rent basis whereby taxes, insurance and maintenance are paid by the Company. Rental expenses incurred under all operating leases totaled approximately $4,846,000, $11,051,000, $11,200,000, and
         $10,934,000 for the six months ended December 31, 1997, and the years ended June 30, 1997, 1996 and 1995, respectively. Monthly rentals under one operating lease are required to be paid in full each month at the time receivables are collected from the Airlines Clearing House. Flight and ground equipment with a capitalized cost of approximately $3,287,000 and $4,498,000 is included in property and equipment at December 31, 1997 and both June 30, 1997 and 1996, respectively, less accumulated amortization at December 31, 1997, June 30, 1997 and 1996 of approximately $1,516,000, $2,831,000 and $2,485,000, respectively.

         As part of the lease termination agreement with Shorts, lease payments were reduced by $14,000 per aircraft per month on the Shorts aircraft from August, 1997 until the return of the aircraft. The lease payments were recorded as rent expense until the aircraft was removed from scheduled service, and recorded as restructuring and other nonrecurring charges after the aircraft was removed from service until the aircraft met return conditions and was accepted by Shorts. Lease payments on the shorts aircraft had previously been renegotiated, effective October 1, 1994. This revised agreement provided for reductions in lease payments aggregating approximately $94,000 per month for the remainder of the lease term.

         Under an accord reached with BAAM in November, 1997 the Company agreed to replace its fourteen Jetstream 31 aircraft with twenty Jetstream Super 31 aircraft. In return for renegotiated lease rates, the Company agreed to lease fourteen of the Jetstream Super 31 aircraft for seven years, and the additional six Jetstream Super 31 aircraft until December 31, 1998. The terminated leases on the Jetstream 31 aircraft would have expired on December 31, 2001. This new agreement with BAAM provides for reductions in lease payments of approximately $140,000 per month on the fourteen long-term Jetstream Super 31 leases as compared to the predecessor Jetstream 31 aircraft leases, as previously revised. The last Jetstream Super 31 aircraft is anticipated to be operational in the Company's system by the end of April, 1998; the first went into service on December 29, 1997.

         Previously, the Company entered into a revised agreement with Jet Acceptance Corporation ("JACO"), an affiliate of BAAM, effective September 1, 1994, for the Company's twelve Jetstream 31 aircraft. This revised agreement provided for reductions in lease payments aggregating approximately $98,000 per month through December 31, 1995. In September, 1995, JACO agreed to extend the lease reductions for the remainder of the lease term, in return for the Company's entering into leases on two additional Jetstream 31 aircraft. The Company accounted for the modifications to the JACO lease agreements as they occurred. As a result, the Company recorded a deferred credit of approximately $906,000, representing the excess of rent expense recorded on a straight line basis over actual payments made from September, 1994 through September, 1995. This amount reduced lease expense over the remaining term of the leases. Upon the termination of the Jetstream leases in the 1997 transition period, the remaining unamortized deferred credit amount of $351,000 was eliminated.

                                   CCAIR, INC.
                          NOTES TO FINANCIAL STATEMENTS

                               ------------------



         The Company leases four Dash 8 aircraft from CIT Leasing Corporation ("CIT"). In November, 1994, CIT acquired these aircraft from Mellon Financial Services Corporation ("Mellon") after the Company failed to meet certain payment obligations totaling approximately $585,000 under aircraft lease agreements with Mellon, resulting in cancellation of the related agreements. The Company subsequently signed new lease agreements with CIT, which expire in June, 2007, resulting in an annual reduction of approximately $516,000 in aircraft rental payments. As a result, during the second quarter of fiscal 1995, the Company reversed the $585,000 of accrued rental payments previously due to Mellon as a reduction of flight operations expense.

         Future minimum lease payments required under capital and noncancelable operating leases with terms of greater than one year, under these new lease agreements, are as follows:

                                                                         CAPITAL                OPERATING
                  Years Ended December 31:                                LEASES                 LEASES
                                                                       ----------             ---------
                           1998                                           392,992                6,510,000
                           1999                                           368,811                5,520,000
                           2000                                           365,470                5,520,000
                           2001                                           374,579                5,520,000
                           2002                                           335,875                5,520,000
                           Thereafter                                   1,533,601               18,403,636
                                                                       ----------             ------------
                                Total lease payments                    3,371,328             $ 46,993,636
                                                                                              ============
                  Less amounts representing interest                      872,904
                                                                       ----------
                                                                        2,498,424
                  Less current obligations                                229,194
                                                                       $2,269,230


10.      CHANGE IN ACCOUNTING PRINCIPLE

         Effective July 1, 1997 the Company elected to change its method of accounting for engine, propeller and landing gear overhauls from the deferral method to the accrual method. Under the method previously utilized, the Company capitalized these expenditures and amortized them over the estimated service life of the overhaul. The change in accounting principle results in accrual for future expenditures for overhauls based on flight hours incurred each month, at a rate commensurate with the future expected cost of overhaul. Implementation of the change in principle necessitated the write-off of previously capitalized items, along with the related accumulated amortization, as of July 1, 1997. The aggregate time since last overhaul was utilized to determine the beginning accrued overhaul expense at July 1, 1997. This calculation was performed for each aircraft type. The cumulative effect of these transactions was a decrease in income of $12,982,000. The Company believes the newly implemented accounting principle more closely emulates its lease agreements and contracts for repair and maintenance of these components.


11.      RELATED-PARTY TRANSACTIONS

         On June 30, 1995, the Company entered into a sale and leaseback transaction with Adallipa Partners ("the Partnership"), a North Carolina partnership acting through its agent, CLG, Inc., whereby the Company sold and simultaneously leased back certain Shorts and Jetstream 31 aircraft engines. The Partnership was formed June 30, 1995, by certain members of the Company's Board of Directors, for the purpose of entering into the sale and leaseback transaction. During fiscal 1997 CLG, Inc. was purchased by Centura Bank (the Company's primary banking facility) from a member of the Company's Board of Directors. The Company received $1,000,000 in consideration for the engines in July, 1995. Initially, the Company recorded a deferred gain of $70,000, in connection with the sale and leaseback transaction. The unamortized deferred gain was approximately $17,600 as of December 31, 1997; this balance was eliminated as part of the aircraft fleet restructuring charges. To induce the Partnership to enter into this transaction, the Company issued to the Partnership a warrant to purchase 250,000 shares of the Company's common stock (see Note 13).

                                   CCAIR, INC.
                          NOTES TO FINANCIAL STATEMENTS

                               ------------------



         The Company paid fees of $6,000, $58,000, $27,000 and $62,000 in the
         1997 transition period and in fiscal years 1997, 1996 and 1995, respectively, to a consulting firm which is fifty-percent owned by a member of the Board of Directors. Additionally, the Company has pledged to issue 150,000 warrants to purchase shares of the Company's common stock in return for fleet restructuring consulting services to a firm for which a member of the Board of Directors is the General Partner. The Company recorded an expense in the transition period of $241,000 related to the compensatory value of these warrants.

12.      INCOME TAXES

         The Company's effective tax rate on income before income taxes differs from the U.S. statutory federal tax rate as follows:

                                                                                     YEAR ENDED JUNE 30
                                                                  DECEMBER      ---------------------------------
                                                                   1997          1997         1996         1995
                                                                   ----          ----         ----         ----
         Income tax expense (benefit) at statutory rate            (35.0)%        35.0 %      35.0  %     (35.0)%
         NOL carryforwards recognized/not
          currently recognizable                                    35.0         (35.0)      (35.0)        35.0
         Impact of alternative minimum tax                           -0-          21.3        15.9           -0-
                                                                  --------      -------      -------      ------
         Effective income tax rate                                   -0- %        21.3 %      15.9  %        -0-%
                                                                  ========      =======      =======      =======

         The provision (benefit) for income taxes for the six-month period ended December 31, 1997 and the years ended June 30, 1997, 1996 and 1995 consists of the following:

                                                                                  YEAR ENDED JUNE 30,
                                                    DECEMBER       ---------------------------------------------
         Provision for income taxes:                  1997             1997             1996          1995
                                                  ------------     -------------   ------------    -------------
           Current
             Federal                              $   ---           $   140,928     $   18,100         $  ---
             State                                    ---               ---              ---              ---
                                                  ------------     -------------   ------------    -------------
                                                      ---               140,928         18,100            ---
                                                  ------------     -------------   ------------    -------------
           Deferred
             Federal                              $   ---      $        ---       $      ---          $   ---
             State                                    ---               ---              ---              ---
                                                  ------------     -------------   ------------    -------------
                                                      ---               ---              ---              ---
                                                  ------------     -------------   ------------    -------------
         Total provision for income taxes         $   ---          $    140,928    $    18,100        $   ---
                                                  ============     =============   ============    =============


         Significant components of the Company's deferred income tax assets and liabilities at December 31, 1997, June 30, 1997 and 1996 are as follows:

                                                                              JUNE 30
                                                    DECEMBER       ---------------------------
         Deferred tax assets:                          1997           1997             1996
                                                  -------------  --------------   ------------
           Receivables                            $    39,800     $    45,500       $   20,000
           Inventories                                163,100         186,400          186,000
           Accrued expenses                           629,200         336,300          319,000
           Rent obligations                        (  270,800)     (  100,500)         32,000
           Loss on impairment of assets             2,901,500           -0-              -0-
           Restructuring fees                       2,473,000           -0-              -0-
           Net operating loss carryforwards         2,708,000       2,343,800        3,111,000
           Alternative minimum tax carryforward       157,000         108,800           18,100
           Investment tax credit carryforwards         25,500          60,000           60,000
           Valuation allowance                    ( 7,289,000)     (  481,100)      (2,362,100)
                                                  -------------  --------------   ------------
           Total deferred tax asset                 1,537,300       2,499,200        1,384,000
         Deferred tax liabilities:
           Property and equipment                 ( 1,537,300)     (2,499,200)      (1,384,000)
                                                  -------------  --------------   ------------
         Net deferred tax                        $    -0-       $     -0-         $     -0-
                                                  =============  ==============   ============

                                   CCAIR, INC.
                          NOTES TO FINANCIAL STATEMENTS

                               ------------------



         The net current and noncurrent components of deferred income taxes reflected in the accompanying balance sheets as of December 31, 1997, June 30, 1997 and June 30, 1996 are as follows:

                                                    DECEMBER            JUNE             JUNE
                                                       1997             1997             1996
                                                  --------------   --------------     -----------
           Net current deferred
            tax asset                             $ 1,246,478       $   467,700       $  557,000
           Net noncurrent deferred
            tax liability                          ( 1,246,478)      (  467,700)     (   557,000)
                                                   -----------                        -----------
           Net deferred
            tax liability                         $       ---       $      ---        $     ---
                                                  ============      ===========       ===========

         At December 31, 1997, the Company had approximately $10,034,000 of U.
         S. Federal regular tax operating loss carryforwards available to offset future U. S. Federal taxable income, which begin expiring on June 30, 2005. A valuation allowance has been recognized to offset the related deferred tax assets due to the uncertainty of realizing the benefit of the loss carryforwards. The Company has $25,500 of investment tax credit carryforwards that expire beginning December 31, 1999 and $157,000 of alternative minimum tax credit carryforwards which are available to reduce future federal regular income taxes over an indefinite period.


13.      STOCK OPTIONS

         The Company has adopted two stock option plans for incentive compensation of officers and directors. The Fifth Amended and Restated Stock Option Plan (the "Stock Option Plan") provides for the grant of incentive or nonqualified stock options for officers, key employees and directors. The Directors' Compensation Stock Option Plan (the "Directors' Plan") provides for the annual grant of stock options in lieu of fees for the Company's directors. The exercise price for options under either plan is the fair market value on the date of grant. Options granted under either plan may be exercisable over a period not to exceed ten years. As of December 31, 1997 65,000 shares are reserved for future option grants under the Directors' Plan; 24,925 are shares available under the Stock Option Plan.

         Warrants to purchase shares of common stock have been issued to directors from time to time as additional consideration in certain lending transactions. As discussed in Note 5, warrants to purchase 250,000 shares of common stock were issued in connection with a sale-and-leaseback transaction with four directors in June, 1995. Since that time, directors have provided certain short-term loans as needed by the Company to meet cash flow deficits under resolution adopted by the Board of Directors, warrants to purchase 2,500 shares of common stock were granted for each $100,000 in loan amount. One director has elected to receive options under the Stock Option Plan instead of warrants for loans made by that director to the Company. The exercise price for all warrants has been the fair market value on the date of issuance of the warrant. The outstanding warrants have either a five-year or ten-year exercise period. Upon consummation of the transaction concerning the Shorts aircraft discussed in Note 11, the Company will issue Barlow Partners, L.P. a warrant to purchase 150,000 shares of the Company's common stock.

         As of December 31, 1997, 1,427,743 shares of common stock may be issued upon the exercise of currently outstanding stock options and warrants.

         The Company applies Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, in accounting for its stock option plans. Accordingly, no compensation expense has been recognized for these plans. Had compensation expense for the Company's stock option plans been determined based on the fair value at the grant dates for awards under these plans consistent with SFAS No. 123, Accounting for Stock- Based Compensation, the Company's net earnings would have decreased by approximately $94,426 ($0.01 per share), $65,444 ($0.01 per share) and $36,890 (less than $0.01 per share) in the 1997 transition period and fiscal years 1997 and 1996, respectively.

                                   CCAIR, INC.
                          NOTES TO FINANCIAL STATEMENTS

                               ------------------

         The fair value of each option was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: risk-free interest rate of 6.2% in the 1997 transition period and in fiscal 1997 and 6.1% in fiscal 1996, no dividends paid, expected life of seven years for 1997 and 1996, and volatility of 62% for 1997 and 70% for 1996. The weighted-average fair value of an option granted during 1997 and 1996 was $1.05 and $1.43, respectively.

         A summary of the status of the Company's fixed stock option plans as of December 31, 1997 and June 30, 1997, 1996 and 1995 was as follows:


==========================================================================================
                                               OPTION PRICE          WEIGHTED AVERAGE
                            # OF SHARES       RANGE PER SHARE         EXERCISE PRICE
==========================================================================================
June 30, 1994                   666,668        $ .50 - $4.50                N/A
------------------------------------------------------------------------------------------
Granted                         943,425         1.00 - 3.25
-----------------------------------------------------------------
Exercised                       (19,500)        1.19 - 4.50
-----------------------------------------------------------------
Cancelled                      (625,000)        1.81 - 4.50
==========================================================================================
June 30, 1995                   965,593        $ .50 - $3.25                N/A
------------------------------------------------------------------------------------------
Granted                         179,375         1.81 - 2.38
-----------------------------------------------------------------
Exercised                       (15,000)           1.19
-----------------------------------------------------------------
Cancelled                        (5,000)           1.81
==========================================================================================
June 30, 1996                 1,124,968        $ .50 - $3.25              $1.78
------------------------------------------------------------------------------------------
Granted                         185,225         1.44 - 2.06                1.57
------------------------------------------------------------------------------------------
Cancelled                        (6,000)        1.44 - 2.00                1.19
==========================================================================================
June 30, 1997                 1,304,193        $ .50 - $3.25              $1.75
==========================================================================================
Granted                         173,550         2.67 - 3.50                3.01
==========================================================================================
Exercised                       (50,000)           1.19                    1.19
==========================================================================================
December 31, 1997              1,427,743       $ .50 - $3.50               $1.92
==========================================================================================


Stock options and warrants exercisable were 1,274,000, 1,291,000, 1,120,000 and 929,000 at December 31, 1997 and June 30, 1997, 1996 and 1995, respectively.

                                   CCAIR, INC.
                          NOTES TO FINANCIAL STATEMENTS

                               ------------------



Summary information regarding options and warrants for the Company's stock as of December 31, 1997 is as follows:

========================================================================================================================
                                  RANGE OF                NUMBER           WEIGHTED AVERAGE        WEIGHTED AVERAGE
                               EXERCISE PRICES          OUTSTANDING         REMAINING LIFE          PRICE PER SHARE
------------------------------------------------------------------------------------------------------------------------
Options outstanding                 $ .50                       41,668           2.91                   $ .50
                                 1.00 - 1.75                   746,000           7.34                    1.28
                                 1.81 - 2.38                   209,025           8.03                    1.96
                                 2.66 - 3.50                   431,050           4.41                    3.09
------------------------------------------------------------------------------------------------------------------------
Total options                   $ .50 - 3.50                 1,427,743           6.44                    1.92
outstanding
------------------------------------------------------------------------------------------------------------------------
Options exercisable                $ .50                        41,668           2.91                   $ .50
                                 1.00 - 1.75                   746,000           7.34                    1.28
                                 1.81 - 2.38                   209,025           8.03                    1.96
                                 2.66 - 3.50                   277,500           1.44                    3.15
------------------------------------------------------------------------------------------------------------------------
Total options                   $ .50 - 3.50                 1,274,193           6.02                    1.79
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

         During the 1997 transition period and fiscal years 1997, 1996 and 1995, in connection with the short-term loans from officers and directors discussed in Note 6, the Company issued to certain officers options to purchase 3,550, 12,725, 17,125 and 22,125 shares, respectively, of the Company's common stock, at an exercise price equal to the market price on the date of grant. The Company also issued to certain directors warrants to purchase 20,000, 42,500, 52,500 and 56,250 shares of the Company's common stock, at an exercise price equal to market price on the date of grant during the 1997 transition period and fiscal 1997, 1996 and 1995, respectively.

         On June 30, 1995, in connection with the sale and leaseback transaction discussed in Note 11, the Company issued to the Partnership a warrant to purchase 250,000 shares of the Company's common stock, at an issue price equal to the fair market value of the Company's common stock on June 30, 1995. The warrant carries a three-year term for exercise.


14.      COMMITMENTS AND CONTINGENCIES

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

                                   CCAIR, INC.
                          NOTES TO FINANCIAL STATEMENTS

                               ------------------



         The Company does not have an agreement with the Ministry regarding the economic development insurance and has not acknowledged any obligation to reimburse the Ministry for claims paid under the original leases at the same time that the Company entered into new leases with CIT. The Company has made certain proposals for future consideration to resolve the Ministry's claim. The Company has continued its negotiations with the Ministry. These negotiations have involved the following representatives of the Company discussing the issues with the Ministry: management, a former member of the Board of Directors and outside counsel. As late as March, 1998 the Company and the Ministry have discussed utilizing various dispute resolution mechanisms mediation, arbitration or third party review. It is uncertain whether the Company and the Ministry will reach an agreement on future considerations. Based on information presently available to CCAIR, management believes that the ultimate outcome of this matter will not have a material impact on the financial condition, results of operations or cash flows of the Company.

         The Company is subject to the regulatory authority of the Federal Aviation Administration and the Department of Transportation. These agencies require compliance with their standards and conduct safety and compliance audits. Violations, if any, of these regulations subject the Company to fines or sanctions. As of December 31, 1997 the FAA has proposed fines of $94,500 related to alleged violations of certain regulations. The Company intends to contest these fines. The Company is also subject to other claims arising in the ordinary course of business. In the opinion of management, the outcome of these matters will not have a material adverse impact on the Company's financial condition, results of operations or cash flows.

15.      SUPPLEMENTAL CASH FLOW INFORMATION

         Cash flows include interest paid of approximately $451,000, $723,000, $804,000 and $627,000 in the 1997 transition period and in the years ended June 30, 1997, 1996 and 1995, respectively. Income taxes paid, net of refunds, totaled $97,000 in the year ended June 30, 1997.

         Noncash transactions include:

                                                         SIX-MONTH PERIOD
                                                               ENDED                      YEAR ENDED JUNE 30
                                                           DECEMBER 31,         ----------------------------------
                                                                1997              1997           1996       1995
                                                         -----------------      --------      ----------   -------
         Sale and leaseback of engines, for
          which consideration is recorded
          as other receivable                               ----                   ----         ----      $1,000,000
         Issuance of promissory note for
          previously due lease payments
          and bankruptcy plan installments                  ----                   ----         ----         573,200
         Issuance of 325,000 shares and
          650,000 shares of Common Stock
          during fiscal 1996 with proceeds
          applied to annual bankruptcy payments             ----                   ----      $ 690,625        ----


16.      SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

         The following table presents selected quarterly unaudited financial data for the six months ended December 31, 1997 and the years ended June 30, 1997, 1996, and 1995:

                                             FIRST             SECOND            THIRD            FOURTH
                                            QUARTER            QUARTER          QUARTER          QUARTER
                                            -------            -------          -------          -------
                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
1997 TRANSITION PERIOD
----------------------
Operating revenue                           $16,745           $16,091             N/A              N/A
Operating income (loss)                         638           (11,956)            N/A              N/A
Net income (loss)                           (12,589)          (11,711)            N/A              N/A
Income (loss) per share                     (  1.61)          (  1.49)            N/A              N/A

                                   CCAIR, INC.
                          NOTES TO FINANCIAL STATEMENTS

                               ------------------




                                             FIRST             SECOND            THIRD            FOURTH
                                            QUARTER            QUARTER          QUARTER          QUARTER
                                            -------            -------          -------          -------
                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
FISCAL 1997
Operating revenue                           $17,370           $16,623           $16,484          $18,010
Operating income                                511               275               363              246
Net income                                      321                55               126               18
Income per share                                .04               .01               .02              .00

FISCAL 1996
Operating revenue                           $16,230           $16,045           $15,790          $18,169
Operating income (loss)                         539               228               310           (  191)
Net income (loss)                               379                39                70           (  392)
Income (loss) per share                         .05               .01               .01           (  .05)

FISCAL 1995
Operating revenue                           $15,909           $15,096           $14,960          $17,074
Operating income (loss)                      (  353)              636            (   26)             296
Net income (loss)                            (  570)              437            (  274)              45
Income (loss) per share                      (  .08)              .06            (  .04)             .01


17.      EMPLOYEE SAVINGS PLAN

         The Company sponsors an employee savings plan (the "Plan") which permits participants to make contributions by tax deferred salary reductions pursuant to Section 401(k) of the Internal Revenue Code. In accordance with the Plan document and the Company's contract with its pilots, prescribed earnings levels were attained in the 1997 fiscal year which require the matching of 25% of contributions made by the pilots for the Plan year ended December 31, 1997. The Company recorded the matching contribution as a component of flight operations expense in fiscal 1997 and reflected the related liability in accrued expenses at December 31, 1997. Pending Board of Directors approval, the Company has accrued a matching contribution of 25% of contributions made during the Plan year ended December 31, 1997 for certain employees not subject to the employment contract described above. The Company has recorded the matching contributions, awaiting Board approval, as a component of general and administrative expenses in the 1997 transition period and is reflected as an accrued expense at December 31, 1997.


18.      SUBSEQUENT EVENTS

         Certain elements of the Company's restructuring were not completed until subsequent to December 31, 1997. The final Shorts aircraft was removed from scheduled service on January 7, 1998. Although the Company had reached an agreement in principal to return the Shorts aircraft in the 1997 transition period, the final Return Agreement and the related promissory note described in Notes 7 and 8 were not signed until April 17, 1998. Also, the Company plans to accept the last of twenty Jetstream Super 31 aircraft in April, 1998, and return all Jetstream 31 aircraft before June 30, 1998. Expenditures necessary to bring the Jetstream 31 aircraft to conditions required by the lease have been accrued at December 31, 1997 as restructuring and other nonrecurring charges.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                FOR THE YEARS ENDED JUNE 30, 1997, 1996 AND 1995
                              --------------------


    COLUMN A                             COLUMN B                COLUMN C                    COLUMN D               COLUMN E
----------------                     --------------- --------------------------------------------------         -------------
                                                                   ADDITIONS
                                         BALANCE AT  ------------------------------------                          BALANCE AT
                                         BEGINNING    CHARGED TO COSTS       CHARGED TO                                END
  DESCRIPTION                            OF PERIOD      AND EXPENSES       OTHER ACCOUNTS    DEDUCTIONS             OF PERIOD
  -----------                            ---------      ------------       --------------    ----------             ---------
1997 TRANSITION PERIOD

Reserve for doubtful
 receivables and pricing

 adjustments                         $   113,700                                                                 $   113,700

Reserve for inventory obsolescence       466,000                                                                     466,000

Reserve for resale inventory
 valuation                                ----       $   700,000                                                     700,000

Reserve for medical claims
 incurred but not reported               165,000          45,000                                                     210,000

1997

Reserve for doubtful
 receivables and pricing
 adjustments                         $    50,000     $    68,400                          $     4,700            $   113,700

Reserve for inventory obsolescence       466,000                                                                     466,000

Reserve for medical claims
 incurred but not reported               219,000                                          $    54,000                165,000

1996

Reserve for doubtful
 receivables and pricing
 adjustments                         $   86,800      $    13,200                          $   50,000             $    50,000

Reserve for inventory obsolescence      466,000                                                                      466,000

Reserve for medical claims
 incurred but not reported              239,000                                               20,000                 219,000

1995

Reserve for doubtful
 receivables and pricing
 adjustments                         $   186,800                                          $   100,000            $    86,800

Reserve for inventory obsolescence       466,000                                                                     466,000

Reserve for medical claims
 incurred but not reported               226,000     $    13,000                                                     239,000




ITEM 16.  EXHIBITS.

2.                Plan of Reorganization of CCAIR, Inc., effective September 3, 1991. (5)
3.2               Amended and Restated Bylaws of CCAIR, Inc. (18)
4.                Specimen Common Stock Certificate. (1)
10.1     (a)      The Company's Stock Option Plan dated May 18, 1989 with forms of Incentive Stock Option
                  Agreement and Nonqualified Stock Option Agreement attached. (1)
         (b)      Amendment to the Amended and Restated Stock Option Plan, dated February 6, 1992. (6)
         (c)      Second Amended and Restate Stock Option Plan, dated February 6, 1993. (13)
         (d)      Third Amended and Restated Stock Option Plan of the Company, dated February 23, 1994.  (10)
         (e)      Fourth Amended and Restated Stock Option Plan of the Company, dated November 15, 1994. (14)
10.2     (a)      Agreement dated October 16, 1991 between CCAIR,  Inc. and The Air Line Pilots in the service of CCAIR, Inc. as represented by the Air Line Pilots Association International. (6)
         (b)      Letter of Agreement amendment dated December 14, 1991 between CCAIR, Inc. and The Air Line
                  Pilots in the service of CCAIR, Inc. as represented by the Air Line Pilots Association International. (6)
         (c)      Letter of Agreement amendment dated February 28, 1992 between
                  CCAIR, Inc. and The Air Line Pilots in the service of CCAIR,
                  Inc. as represented by the Air Line Pilots Association
                  International. (6)
         (d)      Letter of Agreement amendment dated February 28, 1992 between
                  CCAIR, Inc. and The Air Line Pilots in the service of CCAIR,
                  Inc. as represented by The Air Line Pilots Association
                  International. (6)
10.3     (a)      Service Agreement between USAir, Inc. and CCAIR, Inc. dated November 1, 1988. (1)
         (b)      First Amendment to Service Agreement between USAir, Inc., and CCAIR, Inc., dated July 1, 1990. (3)
         (c)      Supplemental Agreement between USAir, Inc., and CCAIR, Inc., dated July 30, 1990. (4)
         (d)      Second Amendment to Service Agreement between USAir, Inc., and CCAIR, Inc., dated January 23,
                  1991. (4)
         (e)      Third Amendment to Service Agreement between USAir, Inc., and
                  CCAIR, Inc., dated August 1, 1991. (8)
         (f)      Ground Handling Agreement, dated February 1, 1994, between CCAIR. Inc., and USAir, Inc. (10)
 10.4    (a)      Loan Agreement dated as of September 4, 1991, between CCAIR, Inc., and NCNB National Bank of North Carolina. (4)
         (b)      Revolving Credit Promissory Note by CCAIR, Inc. in favor of NCNB National Bank of North Carolina, dated September 4, 1991. (4)
         (c)      Security Agreement dated as of September 4, 1991, between
                  CCAIR, Inc., and NCNB National Bank of North Carolina. (4)
         (d)      Loan Purchase Agreement dated as of September 4, 1991, by and among NCNB National Bank of North Carolina, British Aerospace,
                  Inc., and CCAIR, Inc. (4)
         (e)      Security Agreement dated as of September 4, 1991, between
                  CCAIR, Inc. and British Aerospace, Inc. An identical agreement was executed with Jet Acceptance Corporation as of September
                  4, 1991, and is not filed herewith. (4)
         (f)      Pledge of Cash Collateral Account dated as of September 4,
                  1991, by and among CCAIR, Inc., NCNB National Bank of North
                  Carolina, British Aerospace, Inc., and Jet Acceptance
                  Corporation. (4)
         (g)      Loan Agreement dated as of August 14, 1992 between CCAIR, Inc.
                  and NationsBank of North Carolina, N.A. (6)
         (h)      Agreement dated as of January 17, 1994 among CCAIR, Inc., NationsBank of North Carolina, N.A.,
                  British Aerospace, Inc. and Jet Acceptance Corporation.  (10)
         (h)(i)   Assignment and Bill of Sale dated as of January 10, 1995 by and among CCAIR, Inc., NationsBank of
                  North Carolina, N.A., British Aerospace, Inc. and Jet Acceptance Corporation. (16)
10.5              Common Stock Purchase Agreement dated as of December 4, 1997 by and among CCAIR, Inc., and
                  Robert Priddy, Bonderman Family Limited Partnership, Hakatak Enterprises, Inc., Nominee, Par
                  Investment Partners, L.P. and Jonathan G. Ornstein.1
10.6              Form of Operating Lease between Jet Acceptance Corporation and CCAIR, Inc., dated as of November
                  24, 1997, for 20 aircraft with Serial Numbers N941AE, N962AE, N928AE, N943AE, N964AE,
                  N942AE, N957AE, N963AE, N920AE, N961AE, N966AE, N959AE, N965AE, N952AE, N919AE,
                  N958AE, N913AE, N927AE, N914AE, N930AE.
10.7     (a)      Settlement Agreement by and bewteen CCAIR, Inc., and Lynrise Air Lease, Inc. dated as of March 31,
                  1998. (18)
         (b)      Registration Rights Agreement by and among CCAIR, Inc., and Lynrise Air Lease, Inc.
         (c)      Form of 7% Convertible Subordinated Note Due 2004.
10.10    (a)(i)   Lease Agreement effective as of April 19, 1991 between the Asheville Regional Airport Authority and
                  CCAIR, Inc. (4)
         (a)(ii)  Letter dated August 28, 1991 by Asheville Regional Airport Authority amending Lease. (4)

Note:  For footnote references see page E-4



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

         (p)      Letter from Pitt County - City of Greenville Airport Authority dated May 31, 1990 announcing fee structure. (4)
         (q)      Airport Use Agreement dated May 1, 1991 between Raleigh County Airport Authority and CCAIR, Inc.
                  (4)
         (r)      Letter Agreement dated July 7, 1990 between Mercer County Airport  Authority and CCAIR, Inc. (4)
                  (s)  Contract  for Conduct of  Commercial  Flight  Operations  dated  September  1, 1991 between
                  Maryland Aviation Administration and CCAIR, Inc. (6)
10.29    (a)      Commercial Use Permit between CCAIR, Inc., and City of Charlotte, North Carolina dated April 1,
                  1991, relating to Old Terminal Building at Charlotte/Douglas International Airport. (4)
         (b)      Commercial Use Permit dated April 15, 1992 between the City of Charlotte and CCAIR, Inc. (6)
10.30    (a)      Flight Attendant Agreement between CCAIR, Inc., and the Flight Attendants in the service of CCAIR,
                  Inc., as represented by the Association of Flight Attendants, effective May 22, 1991. (4)
         (b)      Letter of Agreement amendment dated May 6, 1992 between CCAIR, Inc. and the Flight Attendants in service of CCAIR, Ins. as represented by the Association of Flight Attendants. (6)
10.31             Letter Agreement dated February 27, 1991 between Pennsylvania Airlines and CCAIR, Inc. (4)
10.32    (a)      Purchase Agreement No. 8-0237, dated as of February 23, 1992 between CCAIR, Inc. and de
                  Havilland Inc. (successor to Boeing of Canada, Ltd., a Delaware corporation, through its de Havilland
                  Division) as amended by letter agreements attached thereto for two de Havilland DHC-8-102 Aircraft
                  (N880CC) and (N881CC). (6)
         (b)      Purchase Agreement Assignment between CCAIR, Inc. and Mellon
                  Financial Services Corporation #3 dated as of May 15, 1992
                  (N880CC). This Purchase Agreement Assignment is substantially identical to Purchase Agreement Assignment (N881CC), dated as of May 15, 1992, not filed herewith. (6)
         (c)      Lease Agreement between CCAIR, Inc. and Mellon Financial
                  Services Corporation #3 dated as of May 15, 1992 (N880CC).
                  This Lease Agreement is substantially identical to Lease
                  Agreements (N881CC), (N882CC) and N883CC) dated as of May 15,
                  1992, not filed herewith. (6)
         (d)      Lease Supplement #1 between CCAIR, Inc. and Mellon Financial
                  Services Corporation #3 dated as of May 22, 1992 (N880CC).
                  This Lease Supplement #1 is substantially identical to Lease
                  Supplements (N881CC), (N882CC) and (N883CC) dated as of May
                  22, June 1 and June 12, 1992, respectively, not filed
                  herewith. (6)
         (e)      Tax Indemnity Agreement between CCAIR, Inc. and Mellon
                  Financial Services Corporation #3 dated as of May 15, 1992
                  (N880CC). This Tax Indemnity Agreement is substantially
                  identical to Tax Indemnity Agreements (N881CC), (N882CC) and
                  (N883CC) dated as of May 15, 1992, not filed herewith. (6)
         (f)      Assignment and Assumption Agreement dated as of November __,
                  1995 between C.I.T. Leasing Corporation and Mellon Financial
                  Services Corporation #3. (16)
         (g)      Aircraft Lease Termination dated as of November ___, 1995
                  between Mellon Financial Services Corporation #3 and CCAIR,
                  Inc. (16)


Note:  For footnote references see page E-4



10.33    (a)      Lease Agreement (Spares) between CCAIR, Inc. and Mellon Financial Services Corporation #3 dated as of August 14, 1992. (6)
         (b)      Lease Supplement between CCAIR, Inc. and Mellon Financial Services Corporation #3 dated as of
                  August 28, 1992. (6)
         (c)      Tax Indemnity Agreement between CCAIR, Inc. and Mellon Financial Services Corporation #3 dated as of August 14, 1992. (6)
10.34             Agreement dated January 1, 1994 between CCAIR, Inc. and the Mechanics and related employees in the service of CCAIR as represented by the International Brotherhood of Teamsters. (13)
10.35             Employment Agreement between Kenneth W. Gann and CCAIR, Inc. dated February 8, 1994. (13)
10.36    (a)      Agreement dated November 14, 1994, by and among CCAIR, Inc., British Aerospace Holdings, Inc., formerly British Aerospace, Inc., and Jet Acceptance Corporation. (16)
         (b)      Acceptance Supplement No. 2(N158PC) dated as of November 14, 1994 between Jet Acceptance
                  Corporation and CCAIR, Inc.  This Acceptance Supplement No. 2 is substantially identical to
                  Acceptance Supplements No. 2 between Jet Acceptance Corporation and CCAIR, Inc. (N164PC,
                  N162PC, N159PC, N157PC, N156PC, N190PC, N170PC, N169PC, N168PC, N163PC and N161PC),
                  notified herewith. (16)
10.37    (a)      Lease Agreement dated as of November 15, 1994 between C.I.T. Leasing Corporation and CCAIR, Inc.
                  for DHC-8-102 Aircraft (Reg. No. 880CC).  This Lease Agreement is substantially identical to Lease
                  Agreements dated as of November 15, 1994 between C.I.T. Leasing Corporation and CCAIR, Inc. for
                  DHC-8-102 Aircraft (Reg. No. 881CC, Reg. No. 882CC and Reg. No. 883CC), not filed herewith. (16)
         (b)      Lease Agreement (Spares) dated as of November 15, 1994 between C.I.T. Leasing Corporation and
                  CCAIR, Inc.  (16)
         (c)      Lease Supplement No. 1 is substantially identical to Lease Supplements No. 1 between C.I.T. Leasing
                  Corporation and CCAIR, Inc. for DHC-8-102 Aircraft (Reg. No. 881CC, Reg. No. 882CC and Reg. No.
                  883CC) and Lease Supplement No. 1 (Spares), not filed herewith. (16)
10.38    (a)      Amended and Restated Loan Agreement dated as of February 10, 1995, between JSX Capital
                  Corporation and CCAIR, Inc.  (16)
         (b)      Revolving Note dated February 10, 1995 in the principal amount of $2,500,000 by  CCAIR, Inc. to the order of British Aerospace Holdings, Inc. (16)
         (c)      Amended and Restated Security Agreement dated as of February
                  10, 1995 between JSX Capital Corporation and CCAIR, Inc. (16)
         (d)      Amended and Restated Special Account and Disbursement
                  Authorization Agreement dated as of February 10, 1995 among
                  Wachovia Bank of North Carolina, N.A., CCAIR, Inc., British
                  Aerospace Holdings, Inc., Jet Acceptance Corporation and JSX
                  Capital Corporation. (16)
10.39             Letter Agreement dated September 28, 1995 between JSX Capital Corporation and CCAIR, Inc. (17)
10.40             September 1995 Master Agreement among CCAIR, Inc., British Aerospace Holdings, Inc., Jet
                  Acceptance Corporation and JSX Capital Corporation. (17)
10.41             Second Amendment to Amended and Restated Loan Agreement, Related Loan Documents and Master
                  Agreement as of July 9, 1997 between CCAIR, Inc., British Aerospace Holdings, Inc., Jet Acceptance
                  Corporation and British Aerospace Asset Management, Inc. (18)
10.42             CCAIR, Inc. Directors' Compensation Stock Option Plan as of November 14, 1996. (18)
10.43             Line of Credit Commitment as of October 8, 1996 between Centura Bank and CCAIR, Inc. (18)
11                Computation of earnings per share. (17)
16                Letter regarding change in Company's certifying accountant. (9)
18                Letter regarding change in accounting principles. (18)
23.1              Consent of Arthur Andersen, LLP. (18)



Note:  For footnote references see page E-4



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

