Form 10-Q
period 1998-03-31
CCAIR INC
filed 1998-05-15
CIK 850922

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q


         (X)         QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

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

                             Yes   X            No
                                  ---              ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                     CLASS                         OUTSTANDING AT MAY 12, 1998
                     -----                         ---------------------------
       Common stock, $0.01 par value                         8,365,695

                                  CCAIR, INC.
                         FORM 10-Q QUARTERLY REPORT FOR
                      FISCAL QUARTER ENDED MARCH 31, 1998


                               TABLE OF CONTENTS

                                                                       PAGE NO.

PART I - FINANCIAL INFORMATION:

       ITEM 1.        Financial Statements:                               3

                      Condensed Balance Sheets as of
                      March 31, 1998 and December 31, 1997                3

                      Condensed Statements of Income for
                      the Three Months ended March 31, 1998
                      and 1997.                                           4

                      Condensed Statements of Cash Flows
                      for Three Months ended March 31,
                      1998 and 1997.                                      5

                      Notes to Condensed Financial Statements.            6

       ITEM 2.        Management's Discussion and Analysis
                      of Financial Condition and Results
                      of Operations.                                      8

       ITEM 3.        Quantitative and Qualitative Disclosures
                      About Market Risk                                  11

PART II - OTHER INFORMATION:

       ITEM 1.        Legal Proceedings.                                 11

       ITEM 2.        Changes in Securities.                             11

       ITEM 3.        Defaults Upon Senior Securities.                   11

       ITEM 4.        Submission of Matters to a Vote
                      of Security Holders.                               11

       ITEM 5.        Other Information.                                 11

       ITEM 6.        Exhibits and Reports on Form 8-K.                  11

SIGNATURES                                                               12

EXHIBIT INDEX                                                           E-1

                                  CCAIR, INC.
                         PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS


                            CONDENSED BALANCE SHEETS
                                  -----------


                                                               March 31,          December 31,
                                                                 1998                 1997
                                                              --------------------------------
                                                              (Unaudited)         (Unaudited)
ASSETS
------
CURRENT ASSETS:
  Cash and cash equivalents                                  $    20,956          $    11,647
  Receivables, net                                             5,783,364            5,047,701
  Inventories, less allowance for
   obsolescence of $466,000                                      695,717              509,586
  Parts held for resale, net of
   valuation reserves of $700,000                              1,205,277            1,205,277
  Prepaid expenses and deposits                                1,400,353            1,976,896
                                                             -----------          -----------
         Total current assets                                  9,105,667            8,751,107
                                                             -----------          -----------

PROPERTY AND EQUIPMENT:
  Flight equipment and leasehold improvements                  5,918,097            5,525,291
  Ground and other property and equipment                      4,413,655            4,380,712
                                                             -----------          -----------
                                                              10,331,752            9,906,003
  Less accumulated depreciation
   and amortization                                          ( 6,727,377)         ( 6,552,430)
                                                             -----------          -----------
                                                               3,604,375            3,353,573
                                                             -----------          -----------
OTHER ASSETS                                                      24,630               35,522
                                                             -----------          -----------
         Total assets                                        $12,734,672          $12,140,202
                                                             ===========          ===========

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
  Notes payable and current
   maturities of long-term debt                              $ 2,433,988          $ 2,490,334
  Note payable expected to be refinanced                       7,920,000            7,920,000
  Short-term borrowings                                          900,000              900,000
  Current obligations under capital leases                       156,599              229,194
  Accounts payable                                             6,570,329            8,129,043
  Accrued expenses                                             7,858,379            5,982,891
                                                             -----------          -----------
         Total current liabilities                            25,839,295           25,651,462

Long-term debt, less current maturities                          316,216              373,147
Capital lease obligations, less
 current obligations                                           2,148,637            2,269,230
                                                             -----------          -----------
         Total liabilities                                    28,304,148           28,293,839
                                                             -----------          -----------

Commitments and contingencies

SHAREHOLDERS' EQUITY (DEFICIT):
  Common stock, $.01 par value, 10,000,000
   shares authorized, 8,365,695 and
   8,335,695 issued and outstanding at
   March 31, 1998 and December 31, 1997                           83,657               83,357
  Additional paid-in-capital                                  19,543,602           19,508,276
  Accumulated deficit                                        (35,196,735)         (35,745,270)
                                                             -----------          -----------
         Total shareholders' equity (deficit)                (15,569,476)         (16,153,637)
                                                             -----------          -----------
         Total liabilities and
          shareholders' equity (deficit)                     $12,734,672          $12,140,202
                                                             ===========          ===========


                  See notes to condensed financial statements.

                                  CCAIR, INC.
                         CONDENSED STATEMENTS OF INCOME
                                  (UNAUDITED)
                                  -----------





                                      Three Months Ended March 31,
                                   ----------------------------------
                                       1998                   1997
                                   -----------            -----------

OPERATING REVENUES:
   Passenger                       $14,334,346            $15,843,373
   Other                               229,115                641,002
                                   -----------            -----------

         Total                      14,563,461             16,484,375
                                   -----------            -----------

OPERATING EXPENSES:
   Flight operations                 4,521,893              5,653,293
   Fuel and oil                      1,120,454              1,711,137
   Maintenance                       2,748,118              3,189,252
   Ground operations                 2,122,331              1,819,036
   Advertising, promotions
    and commissions                  1,966,054              2,176,866
   General and administration        1,156,664              1,153,586
   Depreciation and amortization       194,621                418,103
                                   -----------            -----------

         Total                      13,830,135             16,121,273
                                   -----------            -----------

OPERATING INCOME                       733,326                363,102
Interest expense                      (214,684)              (238,154)
Other income, net                       29,893                  1,197
                                   -----------            -----------
Income before income taxes             548,535                126,145
Provision for income taxes              ---                    ---
                                   -----------            -----------

Net income                         $   548,535            $   126,145
                                   ===========            ===========

BASIC EARNINGS PER SHARE           $       .07            $       .02
                                   ===========            ===========

WEIGHTED AVERAGE COMMON
 SHARES OUTSTANDING                  8,345,695              7,740,695
                                   ===========            ===========

DILUTED EARNINGS PER SHARE         $       .06            $       .02
                                   ===========            ===========

WEIGHTED AVERAGE COMMON
 AND COMMON EQUIVALENT
 SHARES OUTSTANDING                  8,958,287              8,009,532
                                   ===========            ===========


                  See notes to condensed financial statements.

                                  CCAIR, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                  -----------



                                                             THREE MONTHS ENDED MARCH 31,
                                                               1998               1997
                                                           -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                               $   548,535         $   126,145
  Adjustments to reconcile net income to
   net cash provided by operating activities:
     Note discount amortization                                 23,860              26,138
     Depreciation and amortization(1)                          194,621           1,427,398
     Loss (gain) on disposal of assets                         (29,893)                109
     Lease expense less than payments                           ----              (121,913)
     Changes in certain assets and liabilities:
       Accounts receivable                                    (735,663)           (723,464)
       Inventories                                            (186,131)            (50,297)
       Accounts payable                                     (1,558,714)           (774,534)
       Accrued expenses                                      1,875,488             466,990
       Prepaid expenses and deposits                           576,543           1,219,363
       Other changes, net                                       10,892                (830)
                                                           -----------         -----------

                  NET CASH PROVIDED BY
                   OPERATING ACTIVITIES                        719,538           1,595,105
                                                           -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                        (450,514)         (1,335,551)
  Proceeds from sale of assets                                  34,985             ----
                                                           -----------         -----------

                  NET CASH USED BY
                   INVESTING ACTIVITIES                       (415,529)         (1,335,551)
                                                           -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock                                      35,626             ----
  Issuance of notes and long-term debt                         ----                 74,000
  Short-term borrowings, net                                   ----                (93,000)
  Reductions of notes and long-term debt                      (330,326)           (221,370)
                                                           -----------         -----------

                  NET CASH USED BY
                   FINANCING ACTIVITIES                       (294,700)           (240,370)
                                                           -----------         -----------

Net increase in cash                                             9,309              19,184
Cash, beginning of period                                       11,647               9,990
                                                           -----------         -----------

CASH, END OF PERIOD                                        $    20,956         $    29,174
                                                           ===========         ===========

(1) Amortization of capitalized overhauls is included in maintenance, materials and repairs expense in the accompanying Condensed Statements of Operations for the three months ended March 31, 1997.


                  See notes to condensed financial statements.

                                  CCAIR, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                  -----------



1.       BASIS OF PRESENTATION:
         ---------------------

         The condensed financial statements included herein have been prepared by CCAIR, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. These condensed financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim period. These adjustments consist solely of normal recurring adjustments. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's transition report for the six-months ended December 31, 1997.


2.       EARNINGS PER COMMON SHARE:
         -------------------------

         In February, 1997 the FASB issued SFAS No. 128, Earnings Per Share. This statement establishes standards for computing and presenting EPS. It requires presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires reconciliation of the computation of basic EPS and diluted EPS. Basic EPS is computed by dividing income available to shareholders by the weighted average number of shares outstanding for the period. Diluted EPS gives effect to all dilutive potential common shares that were outstanding during the period. Prior period EPS has been restated to conform to the new statement. This statement was adopted by the Company beginning October 1, 1997.

                                               Three-Month Period                        Three-Month Period
                                                 Ended March 31,                           Ended March 31,
                                                      1998                                      1997
                                    ---------------------------------------      ------------------------------------
                                       Income         Shares      Per Share        Income       Shares      Per Share
                                     (Numerator)   (Denominator)   Amount        (Numerator) (Denominator)  Amount
                                    ---------------------------------------      ------------------------------------
Basic earnings per share
  Net income                        $    548,535     8,345,695       $ 0.07      $ 126,145     7,740,654      $ 0.02
Effect of dilutive securities
 (options and warrants)                                612,592                                   268,878
                                                     ---------                                 ---------

Diluted earnings per share
  Net income                        $    548,535     8,958,287       $ 0.06      $ 126,145     8,009,532      $ 0.02
                                                     =========                                 =========

Pro forma effect of retroactive
 application of change in
 accounting principle
  Net loss                                                                       $(37,212)     7,740,654      $(0.00)

3.       COMMITMENTS AND CONTINGENCIES:
         -----------------------------

         The Company is subject to the regulatory authority, among others, of the Federal Aviation Administration and the Department of Transportation. These agencies require compliance with their standards and conduct safety and compliance audits. Violations, if any, of these regulations subject the Company to fines or sanctions. The Company is also subject to other claims arising in the ordinary course of business. In the opinion of management, the outcome of these matters would not have a material adverse impact on the Company's financial condition, results of operations or cash flows.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS



GENERAL
-------

         The Company recognized an increase in net income of 335%, from $125,145 ($0.02 per share) in the three-month period ended March 31, 1997 to $548,535 in the three-month period ended March 31, 1998 ($0.07 per share). As a result of the restructuring of the aircraft fleet, available seat miles ("ASMs") decreased 23.0% for the three months ended March 31, 1998 compared to the three months ended March 31, 1997. The elimination of unprofitable flying enabled the Company to improve its passenger revenue per ASM 17.9%, from 22.4(cent) to 26.4(cent). Load factor increased 20.0% to 54.1%. As a result of the reduction in capacity, operating revenues decreased 11.7% for the first quarter of 1998 compared to the same quarter in 1997. The Company's operating results benefited from continued reductions in fuel, maintenance, and flight operations expenses. The Company continued to experience relatively low fuel prices, at an average cost of $0.71 per gallon in the three-month period ended March 31, 1998, as compared to $0.90 in the comparable prior year period, a 21% decrease. Consumption also decreased 19%, correlating to the decrease in ASMs.


RESULTS OF OPERATIONS
---------------------

         The following table sets forth selected operating comparisons for the three-month periods ended March 31, 1998 and 1997:

                                                           AIRLINE OPERATING STATISTICS

                                                               For The Three Months
                                                                  Ended March 31,
                                         -------------------------------------------------------------
                                                                                                  %
                                             1998                       1997                    Change
                                         -----------                -----------                 ------
Operating revenue                        $14,563,461                $16,484,375                 (11.7)
Operating expense                        $13,830,135                $16,121,273                 (14.2)
Revenue passengers carried                   162,795                    172,116                 ( 5.4)
Revenue passenger miles (1)               29,416,144                 31,869,574                 ( 7.7)
Available seat miles (2)                  54,368,082                 70,619,538                 (23.0)
Passenger load factor (3)                    54.1%                      45.1%                    20.0
Passenger breakeven load factor              52.0%                      44.8%                    16.1
Yield per revenue passenger
 mile (4)                                    48.7(cent)                 49.7(cent)              ( 2.0)
Passenger revenue per available
 seat mile                                   26.4(cent)                 22.4(cent)               17.9
Operating cost per available
 seat mile                                   25.4(cent)                 22.8(cent)               11.4
Average passenger trip (miles)               180.7                      185.2                   ( 2.4)
Average passenger fare                      $88.05                     $92.05                   ( 4.3)
Completion factor                            96.6%                      94.6%                     2.1

(1)      One revenue passenger transported one mile.
(2) The product of the number of aircraft miles and the number of available seats on each stage, representing the total passenger capacity offered.
(3) The ratio of revenue passenger miles to available seat miles, representing the percentage of seats occupied by revenue passengers.
(4)      The passenger revenue per revenue passenger mile.


FOR THE THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THREE MONTHS ENDED MARCH 31, 1997

         Pursuant to its fleet rationalization plan, the Company terminated its Shorts leases and returned all nine (9) aircraft. Additionally, the Company has taken delivery of all 20 of its Jetstream Super 31 replacement aircraft. Retirement of aging aircraft and the addition of a newer, faster Jetstream fleet has resulted in improved operational performance. Due to the more efficient aircraft, the Company's completion factor increased from 94.6% in the three-month period ended March 31, 1997 to 96.6% for the same period in 1998. The passenger load factor has increased 20.0%, from 45.1% in the three months ended March 31, 1997 to 54.1% in the three months ended March 31, 1998.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS



         The Company's reduction in passenger seating capacity resulted in a decrease in RPMs and passengers carried; however, the decrease in RPMs of 7.7% was not commensurate with the 23.0% decrease in ASMs, leading to the improved load factor discussed above. The average passenger trip decreased 2.4%, primarily as a result of the suspension of service to Shenandoah Valley, Virginia in July, 1997 and to Montgomery, Alabama (a long-haul market) in September, 1997.

         Operating revenues decreased 11.6%, or $1.9 million, for the three months ended March 31, 1998 as compared to the same period in 1997. This decline was a result of the reduction in ASMs, consequent to the aircraft restructuring activities and the elimination of certain unprofitable routes in the Company's system. The Company's restructured operations resulted in a 17.9% increase in passenger revenue per ASM in the first quarter of 1998 as compared to the prior year period ended March 31, 1997. Although the yield remained relatively stable, decreasing 2.0% or 1.0(cent) from the quarter ended March 31, 1997 to the quarter ended March 31, 1998, the average passenger fare declined 4.3% for the comparable periods due to the reduction in average passenger trip miles.

         Although appreciable efficiencies related to variable operating costs were achieved through the Company's recent fleet restructuring, operating costs per ASM increased 11.4%, or 2.6(cent), for the three-month period ended March 31, 1998 as compared to the same period in 1997. This increase was primarily attributable to the 23% decrease in ASMs in the current quarter versus the same period in the prior year. The following table compares components of operating cost per ASM for the three months ended March 31, 1998 and 1997:

                                                          Cost per ASM -
                                                          Quarter Ended
                                                             March 31,
                                                            (In Cents)
                                                        ------------------
                                                        1998          1997
                                                        ----          ----
         Flight operations                               8.3           8.0
         Fuel and oil                                    2.1           2.4
         Maintenance                                     5.1           4.5
         Ground operations                               3.9           2.6
         Advertising, promotions, commissions            3.6           3.1
         General and administration                      2.1           1.6
         Depreciation and amortization                   0.3           0.6
                                                        ----          ----
                                                        25.4          22.8
                                                        ====          ====


         Maintenance and general and administrative expenses increased on a per ASM basis, and was directly related to the reduction in total seat capacity through the replacement of Shorts flying with Jetstream aircraft on many of the Company's routes. Ground operations expense increased 1.3(cent) as a result of increases in customer service employee salaries and wages and additions to customer service staffing levels initiated to remain in concert with US Airways' commitment to higher levels of passenger service. An increase in fees charged to the Company resulted in elevated advertising, promotions and commissions expense of 0.5(cent). In conjunction with its restructuring, the Company wrote off or wrote down many of its fixed assets; accordingly, the depreciation expense recorded in the three months ended March 31, 1998 was reduced significantly as compared to the same period in 1997, resulting in a 0.3(cent) decrease in expense per ASM.

         For the quarter ending June 30, 1998 ASMs are scheduled to increase approximately 22% over the first quarter. The Company added a 37-seat Dash 8 aircraft in April, 1998 and intends to add an additional Dash 8 in May. On May 5, 1998 the Company began new Jetstream Super 31 service from Raleigh to Myrtle Beach and Roanoke, Virginia, as well as new intra Virginia service between Norfolk, Richmond and Roanoke. On June 1, 1998 the Company will institute service from Raleigh to Washington (Dulles) with three round trips (increasing to six in July) and from Raleigh to Savannah with two round trips. As a result of these scheduled capacity increases, the Company hired and trained flight crews in the first quarter of 1998, the expense of which was partially offset by reductions in aircraft lease payments negotiated in the fleet restructuring resulting in a net 0.3(cent) increase in flight operations expense per ASM.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         The cash position and cash flows of the Company continue to be a critical issue as of March 31, 1998. The Company utilized borrowing under two revolving lines of credit and short-term loans to satisfy its operating cash requirements during the period ended March 31, 1998. The key element to improved operating results is the level of yield per RPM. For the quarter ended March 31, 1998, the yield per RPM remained relatively stable as compared to the prior year quarter. However, the yield could be affected by fare discounting beyond the control of the Company. If operating cash flows and the Company's line of credit are insufficient to meet obligations, it may obtain financing through short-term loans from officers and directors, extension of terms with trade creditors, or issuance of Company stock.

         The Company's balance sheet reflects a deficit in working capital, defined as current assets less current liabilities, of approximately $16,734,000 on March 31, 1998, as compared to $16,900,000 on December 31, 1997. Working capital is affected by both a $9.7 million short-term note issued in conjunction with lease termination agreements and seasonality of operations. The Company intends to exercise its option to convert $7.9 million of the short-term note to a long-term obligation prior to August 31, 1998. The payment of $1.8 million necessary to exercise the option and satisfy the remaining portion of the short-term obligation will be generated through internal operations or by the issuance of stock, or a combination of these methods.

         Cash generated from operating activities was $720,000. The primary sources of cash were net income, depreciation, the reduction in prepaid expenses and the increase in accrued expenses, for a total of $3,195,000. The major uses of cash were increases in accounts receivable and inventories and the reduction of accounts payable, aggregating to $2,480,000.

         The Company's capital expenditures totalled $451,000, comprised primarily of purchases of major spare parts assemblies and leasehold improvements. Capital expenditures planned for the remainder of the year consist of purchases of major spare parts assemblies, leasehold improvements and fixed asset replacement. Effective July 1, 1997, the Company began accounting for major component overhauls using the accrual method, as opposed to the deferral method practiced in prior years. Accordingly, expenditures for overhauls in the current year are not included in planned capital expenditures. The Company made scheduled debt payments of $330,000 in the three-month period ended March 31, 1998.

         RESTRUCTURING
         -------------

         On September 11, 1997 the Company entered into a transaction with Lynrise Air Lease, Inc. ("Lynrise") to return the Company's nine leased Shorts aircraft to Lynrise as lessor. The aircraft leases were scheduled to continue through September, 2004, at a monthly rate of $34,000 per aircraft. These aircraft did not meet US Airways criteria of cabin service, as they are unpressurized and slow. In addition, the lease expense per block hour was high, and the operating expenses continued to escalate. The aircraft were returned between November, 1997 and January, 1998. In return for this early termination of the aircraft leases, the Company issued a promissory note in the amount of $9,725,000. The promissory note was issued in contemplation of the Company's obligations to the lessor: lease termination and aircraft remarketing provisions
- $6.1 million, previously recorded liabilities in the form of accrued rent and notes payable - $1.8 million and return condition obligations - $1.8 million. This note is due on August 31, 1998.

         Before August 31, 1998, the Company intends to exercise its option issued in conjunction with the note, whereby it would pay Lynrise $1,675,000 in cash or stock and $130,000 in aircraft parts. Upon the option's exercise, the remainder of the note, $7,920,000, would be converted to a subordinated note, which is convertible to common stock at $7.50 per share. This subordinated note would be due in 2004, with interest and principal payments to begin in 1999. Principal payments may be paid in cash or stock, at the Company's option.

         Under an accord reached with an aircraft lessor in November, 1997 the Company agreed to replace its 14 Jetstream 31 aircraft with 20 Jetstream Super 31 aircraft. In return for renegotiated lease rates, the Company agreed to lease 14 of the Jetstream Super 31 aircraft for seven years, and the additional six Jetstream Super 31 aircraft until December 31, 1998. The final Jetstream Super 31 aircraft was operational in the Company's system prior to April 30, 1998. The Jetstream Super 31 aircraft are newer and faster than the predecessor Jetstreams, and can operate with fewer weight restrictions. The Jetstream 31 aircraft are expected to be returned to the lessor in the second quarter of 1998.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS



         The Company estimates that the return condition specifications on these aircraft will cost approximately $50,000 per aircraft. These costs were provided for as restructuring charges in the period ended December 31, 1997. As a result of the retirement of two aircraft types, the Company wrote down its spare parts inventory to net realizable value at December 31, 1997. The writedowns consisted of $1.2 million in Shorts parts; $100,000 in Jetstream parts; $100,000 in ancillary parts required to maintain both fleets; and a valuation reserve increase of $700,000 in contemplation of uncertainties in the resale market. The Company anticipates to aggressively market its excess spares in 1998. The net book value of parts held for resale was $1,200,000 on March 31, 1998. Additionally, the Company wrote off $680,000 in unamortized leasehold improvements related to these two aircraft types in the period ended December 31, 1997.

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

OTHER
-----

         CHANGE IN ACCOUNTING PRINCIPLE
         ------------------------------

         Effective July 1, 1997 the Company elected to change its method of accounting for engine, propeller and landing gear overhauls from the deferral method to the accrual method. Under the method previously utilized, the Company capitalized these expenditures and amortized them over the estimated service life of the overhaul. The change in accounting principle results in accrual for future expenditures for overhauls based on fight hours incurred each month, at a rate commensurate with the future expected cost of overhaul. Implementation of the change in principle necessitated the write-off of previously capitalized items, along with the related accumulated amortization, as of July 1, 1997. The Company believes the newly implemented accounting principle more closely emulates its lease agreements and contracts for repair and maintenance of these components.

         YEAR 2000 COMPLIANCE
         --------------------

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

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
--------------------------------------------------------------------------------

         Certain statements in this Quarterly Report on Form 10-Q reflect projections or expectations of future financial or economic performance of the Company and are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and are subject to risks and uncertainties that may cause future results to differ materially from those set forth in such statements. The Company is not obligated to update forward-looking statements to reflect events or circumstances after the date of this report.

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



ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
               CONDITION AND RESULTS OF OPERATIONS, CONTINUED

         None to report.


                          PART II - OTHER INFORMATION


ITEM 1.           LEGAL PROCEEDINGS
                  -----------------
                  None to report.


ITEM 2.           CHANGES IN SECURITIES
                  ---------------------
                  None to report.


ITEM 3.           DEFAULTS UPON SENIOR SECURITIES
                  -------------------------------
                  None to report.


ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                  ---------------------------------------------------
                  None to report.


ITEM 5.           OTHER INFORMATION
                  -----------------
                  None to report.


ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K
                  --------------------------------
         (a)      Exhibits

                  Exhibit No.       Exhibit
                  -----------       -------

                       4            Specimen Common Stock Certificate. (1)

         (b)      Reports on Form 8-K

                  A report on Form 8-K was filed by the Company on February 10, 1998 reporting under Item 8 a change in the fiscal year end for the Company from June 30 to December 31, effective December 31, 1997, and that a report on Form 10-K would be filed for the transition period of July 1, 1997 to December 31, 1997.

----------------------

(1) Incorporated by reference to Registration Statement on Form S-1, File No. 33-28967.




                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



May 14, 1998

                                           CCAIR, INC.



By:    /s/ Kenneth W. Gann                 By:     /s/ Eric W. Montgomery
      ______________________________              ______________________________
      Kenneth W. Gann, President and              Eric W. Montgomery
      Chief Executive Officer                     Vice President - Finance
      (Principal Executive Officer)               (Principal Financial Officer)


                                 EXHIBIT INDEX


Exhibit                                            Filed           Sequential
  No.         Exhibit                           Herewith At         Page No.
-------       -------                           -----------        ----------
   4          Specimen Common Stock
               Certificate. (1)


---------------------

(1) Incorporated by reference to Registration Statement on Form S-1, File No. 33-28967.