Form 10-Q
period 1998-06-30
CCAIR INC
filed 1998-07-29
CIK 850922

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


         (X)         QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

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

                                    Yes  X    No
                                        ---      ---



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                     CLASS                         OUTSTANDING AT MAY 12, 1998
                     -----                         ---------------------------
       Common stock, $0.01 par value                         8,415,695

                                   CCAIR, INC.
                         FORM 10-Q QUARTERLY REPORT FOR
                       FISCAL QUARTER ENDED JUNE 30, 1998


                                TABLE OF CONTENTS


                                                                                        PAGE NO.

PART I - FINANCIAL INFORMATION:

         ITEM 1.           Financial Statements:                                             3

                           Condensed Balance Sheets as of
                           June 30, 1998 and December 31, 1997.                              3

                           Condensed Statements of Income for
                           the Three Months and Six Months
                           ended June 30, 1998 and 1997.                                     4

                           Condensed Statements of Cash Flows
                           for the Six Months ended June 30,
                           1998 and 1997.                                                    5

                           Notes to Condensed Financial Statements.                          6

         ITEM 2.           Management's Discussion and Analysis
                           of Financial Condition and Results
                           of Operations.                                                    8

         ITEM 3.           Quantitative and Qualitative Disclosures
                           About Market Risk                                                12

PART II - OTHER INFORMATION:

         ITEM 1.           Legal Proceedings.                                               12

         ITEM 2.           Changes in Securities.                                           12

         ITEM 3.           Defaults Upon Senior Securities.                                 12

         ITEM 4.           Submission of Matters to a Vote
                           of Security Holders.                                             12

         ITEM 5.           Other Information.                                               13

         ITEM 6.           Exhibits and Reports on Form 8-K.                                13

SIGNATURES                                                                                  15

EXHIBIT INDEX                                                                              E-1

                                   CCAIR, INC.
                         PART I - FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS




                                             CONDENSED BALANCE SHEETS
                                                    (Unaudited)
                                                    -----------

                                                                         JUNE 30,                DECEMBER 31,
                                                                          1998                       1997
                                                                      ------------               -----------
ASSETS
------
CURRENT ASSETS:
  Cash and cash equivalents                                            $     5,450               $    11,647
  Receivables, net                                                       5,783,193                 5,047,701
  Inventories, less allowance for
   obsolescence of $466,000                                                815,864                   509,586
  Parts held for resale, net of
   valuation reserves of $700,000                                        1,071,737                 1,205,277
  Prepaid expenses and deposits                                          2,109,917                 1,976,896
                                                                       -----------               -----------
         Total current assets                                            9,786,161                 8,751,107
                                                                       -----------               -----------

PROPERTY AND EQUIPMENT:
  Flight equipment and leasehold improvements                            6,104,536                 5,525,291
  Ground and other property and equipment                                4,412,311                 4,380,712
                                                                       -----------              ------------
                                                                        10,516,847                 9,906,003
  Less accumulated depreciation
   and amortization                                                    ( 6,916,554)              ( 6,552,430)
                                                                       -----------               -----------
                                                                         3,600,293                 3,353,573
                                                                       -----------               -----------
OTHER ASSETS                                                                24,630                    35,522
                                                                       -----------               -----------
         Total assets                                                  $13,411,084               $12,140,202
                                                                       ===========               ===========

LIABILITIES AND SHAREHOLDERS' DEFICIT
-------------------------------------
CURRENT LIABILITIES:
  Notes payable and current
   maturities of long-term debt                                        $ 2,446,713               $ 2,490,334
  Note payable expected to be refinanced                                 7,920,000                 7,920,000
  Short-term borrowings                                                    750,000                   900,000
  Current obligations under capital leases                                 159,246                   229,194
  Accounts payable                                                       6,099,995                 8,129,043
  Accrued overhaul expenses                                              1,959,083                   883,639
  Accrued expenses                                                       5,075,486                 5,099,252
                                                                       -----------               -----------
         Total current liabilities                                      24,410,523                25,651,462

Long-term debt, less current maturities                                    252,270                   373,147
Capital lease obligations, less
 current obligations                                                     2,101,788                 2,269,230
                                                                       -----------               -----------
         Total liabilities                                              26,764,581                28,293,839
                                                                       -----------               -----------

Commitments and contingencies

SHAREHOLDERS' DEFICIT:
  Common stock, $.01 par value, 30,000,000
   shares authorized, 8,415,695 and
   8,335,695 issued and outstanding at
   June 30, 1998 and December 31, 1997                                      84,156                    83,357
  Additional paid-in-capital                                            19,655,760                19,508,276
  Accumulated deficit                                                  (33,093,413)              (35,745,270)
                                                                       -----------               -----------
         Total shareholders' deficit                                   (13,353,497)              (16,153,637)
                                                                       -----------               -----------
         Total liabilities and
          shareholders' deficit                                        $13,411,084               $12,140,202
                                                                       ===========               ===========





                  See notes to condensed financial statements.

                                   CCAIR, INC.
                         CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)
                                   -----------





                                                   THREE MONTHS ENDED JUNE 30,             SIX MONTHS ENDED JUNE 30,
                                                ----------------------------------      ---------------------------------
                                                   1998                    1997            1998                   1997
                                                -----------            -----------      -----------            -----------
OPERATING REVENUES:
   Passenger                                    $17,847,978            $17,697,032      $32,182,324            $33,540,405
   Other                                            245,170                313,040          474,285                954,042
                                                -----------            -----------      -----------            -----------

         Total                                   18,093,148             18,010,072       32,656,609             34,494,447
                                                -----------            -----------      -----------            -----------

OPERATING EXPENSES:
   Flight operations                              4,763,404              6,213,341        9,285,298             11,866,634
   Fuel and oil                                   1,144,189              1,600,606        2,264,642              3,311,743
   Maintenance                                    3,465,655              3,386,009        6,213,774              6,575,261
   Ground operations                              2,418,069              2,357,963        4,540,399              4,176,999
   Advertising, promotions
    and commissions                               2,591,122              2,851,322        4,557,176              5,028,188
   General and administration                     1,063,273                994,415        2,219,937              2,148,001
   Depreciation and amortization                    225,089                359,809          419,710                777,912
                                                -----------            -----------      -----------            -----------

         Total                                   15,670,801             17,763,465       29,500,936             33,884,738
                                                -----------            -----------      -----------            -----------

OPERATING INCOME                                  2,422,347                246,607        3,155,673                609,709
Interest expense                                 (  318,165)            (   97,707)      (  532,848)            (  335,861)
Other income (expense), net                      (      859)                10,331           29,033                 11,528
                                                -----------            -----------      -----------            -----------
Income before income taxes                        2,103,323                159,231        2,651,858                285,376
Provision for income taxes                           ---                (  140,928)          ---                (  140,928)
                                                -----------            -----------      -----------            -----------
         Net income                             $ 2,103,323            $    18,303      $ 2,651,858            $   144,448
                                                ===========            ===========      ===========            ===========

BASIC EARNINGS PER SHARE                        $     .25              $     .00        $     .32              $     .02
                                                ===========            ===========      ===========            ===========

WEIGHTED AVERAGE COMMON
 SHARES OUTSTANDING                               8,376,574              7,740,654        8,361,220              7,740,654
                                                ===========            ===========      ===========            ===========

DILUTED EARNINGS PER SHARE                      $     .23              $     .00        $     .29              $     .02
                                                ===========            ===========      ===========            ===========

WEIGHTED AVERAGE COMMON
 AND COMMON EQUIVALENT
 SHARES OUTSTANDING                               9,087,983              8,075,459        9,021,155              8,097,846
                                                ===========            ===========      ===========            ===========





                  See notes to condensed financial statements.

                                   CCAIR, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   -----------




                                                                             SIX MONTHS ENDED JUNE 30,
                                                                           1998                      1997
                                                                       ------------              --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                           $ 2,651,858               $   144,448
  Adjustments to reconcile net income to
   net cash provided by operating activities:
     Note discount amortization                                             36,000                    23,432
     Depreciation and amortization1                                        419,710                 2,829,445
     Loss (gain) on disposal of assets                                  (   29,033)                    1,627
     Lease expense less than payments                                       ----                  (  255,706)
     Changes in certain assets and liabilities:
       Accounts receivable                                              (  735,492)               (  571,024)
       Inventories                                                      (  306,278)               (  133,125)
       Parts held for resale                                               133,540                    ----
       Accounts payable                                                 (2,029,048)                  450,689
       Accrued expenses                                                  1,051,678                 1,927,046
       Prepaid expenses and deposits                                    (  133,021)                  657,224
       Other changes, net                                                   10,894                    21,710
                                                                       -----------               -----------

                  NET CASH PROVIDED BY
                   OPERATING ACTIVITIES                                  1,070,808                 5,095,766
                                                                       -----------               -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                  (  672,384)               (3,849,048)
  Proceeds from sale of assets                                              34,985                     1,000
                                                                       -----------               -----------

                  NET CASH USED BY
                   INVESTING ACTIVITIES                                 (  637,399)               (3,848,048)
                                                                       -----------               -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock                                                 148,283                   ----
  Issuance of notes and long-term debt                                     362,067                   463,434
  Short-term borrowings, net                                            (  150,000)                3,664,800
  Reductions of notes and long-term debt                                (  799,956)               (  480,364)
                                                                       -----------               -----------

                  NET CASH PROVIDED (USED) BY
                   FINANCING ACTIVITIES                                 (  439,606)                3,647,070
                                                                       -----------               -----------

Net increase (decrease) in cash                                         (    6,197)                4,894,788
Cash, beginning of period                                                   11,647                     9,990
                                                                       -----------               -----------

CASH, END OF PERIOD                                                    $     5,450               $ 4,904,778
                                                                       ===========               ===========


1 Amortization of capitalized overhauls is included herein and in maintenance, materials and repairs expense in the accompanying Condensed Statements of Income for the six months ended June 30, 1997.






                  See notes to condensed financial statements.

                                   CCAIR, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   -----------



1.       BASIS OF PRESENTATION:

         The condensed financial statements included herein have been prepared by CCAIR, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. These condensed financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim period. These adjustments consist solely of normal recurring adjustments. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's transition report on Form 10-K for the six-months ended December 31, 1997.


2.       EARNINGS PER COMMON SHARE:

         In February, 1997 the FASB issued SFAS No. 128, "Earnings Per Share." This statement establishes standards for computing and presenting EPS. It requires presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires reconciliation of the computation of basic EPS and diluted EPS. Basic EPS is computed by dividing income available to shareholders by the weighted average number of shares outstanding for the period. Diluted EPS gives effect to all dilutive potential common shares that were outstanding during the period. Prior period EPS has been restated to conform to the new statement.


                                               THREE-MONTH PERIOD                        THREE-MONTH PERIOD
                                                 ENDED JUNE 30,                            ENDED JUNE 30,
                                                      1998                                      1997
                                    ---------------------------------------      -------------------------------------
                                       Income         Shares      Per Share        Income       Shares      Per Share
                                     (Numerator)   (Denominator)   Amount        (Numerator) (Denominator)  Amount
                                    ---------------------------------------      -------------------------------------
Basic earnings per share
  Net income                        $  2,103,323     8,376,574       $  .25      $  18,303     7,740,654      $ 0.00
Effect of dilutive securities
 (options and warrants)                                711,409                                   334,805
                                                     ---------                                 ---------
Diluted earnings per share
  Net income                        $  2,103,323     9,087,983       $  .23      $  18,303     8,075,459      $ 0.00
                                                     =========                                 =========
Pro forma effect of retroactive
 application of change in
 accounting principle
  Net loss                                                                       $(127,921)    7,740,654      $(0.02)


                                                SIX-MONTH PERIOD                          SIX-MONTH PERIOD
                                                 ENDED JUNE 30,                            ENDED JUNE 30,
                                                      1998                                      1997
                                    ---------------------------------------      -------------------------------------
                                       Income         Shares      Per Share        Income       Shares      Per Share
                                     (Numerator)   (Denominator)   Amount        (Numerator) (Denominator)  Amount
                                    ---------------------------------------      -------------------------------------
Basic earnings per share
  Net income                        $  2,651,858     8,361,220       $  .32      $ 144,448     7,740,654      $  .02
Effect of dilutive securities
 (options and warrants)                                659,935                                   357,192
                                                     ---------                                 ---------
Diluted earnings per share
  Net income                        $  2,651,858     9,021,155       $  .29      $ 144,448     8,097,846      $  .02
                                                     =========                                 =========
Pro forma effect of retroactive
 application of change in
 accounting principle
  Net loss                                                                       $(165,133)    7,740,654      $(0.02)


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

         In June, 1995 the Company entered into a sale leaseback agreement with a related party partnership (the "Partnership") for certain engines owned by the Company. These leases were operating in nature, and did not provide for a purchase option at the end of the first lease term. This lease expired on June 30, 1998. To induce this transaction, the Partnership received 250,000 warrants to purchase Company common stock, immediately exercisable, and originally expiring on the last day of the first lease term. Under provisions of the lease, the Company is required to return the engines to the lessor in freshly overhauled condition, or with a cash payment in lieu of, based upon a stipulated calculation. The Company has approached the lessor with alternative return conditions which are being contemplated. The alternatives include a lump sum cash payment to the Partnership and the extension of its warrants to purchase stock; or issuance of shares of stock to the Partnership as compensation for the end of lease conditions. In the latter two cases, the Company proposes that it receive title to the engines, at which time they may be sold to offset expenses related to the lease expiration. The Company and the Partnership have not yet reached a determination as to which option may be implemented. The Company has established an accrual for the anticipated expenses in the amount of $515,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

         The Company recorded net income of $2,103,323 ($.25 per share) in the quarter ended June 30, 1998, an increase of $2,085,000 over the comparative quarter in 1997. While the Company's action to restructure its aircraft fleet reduced its available seat miles (ASMs") by 12.3% for the three months ended June 30, 1998 as compared to June 30, 1997, the ASMs have increased 19.5% from the quarter ended March 31, 1998. The capacity increase in the second quarter was realized through the addition of two Dash 8 aircraft, one added in April and the other in May, as well as increased utilization of its Jetstream Super 31 fleet. The 20 Jetstreams were not fully integrated in the Company's flight schedule until May, 1998. The Dash 8 aircraft added in the second quarter are operated under leases which expire in December, 2000. The Company's operating results continue to benefit from reductions in fuel, flight operations, and certain maintenance expenses. Fuel prices remain relatively low at an average cost of $.61 per gallon in the current quarter, as compared to $.82 in the same period in 1997, for a reduction of 25.6%. Also contributing to the overall decrease in variable expenses, including fuel, is the decrease in capacity.


RESULTS OF OPERATIONS

         The following table sets forth selected operating comparisons for the three-month and six-month periods ended June 30, 1998 and 1997:


                                                                   AIRLINE OPERATING STATISTICS

                                            FOR THE THREE MONTHS                       FOR THE SIX MONTHS
                                                ENDED JUNE 30,                           ENDED JUNE 30,
                                       ----------------------------------       ----------------------------------
                                                                     %                                        %
                                           1998          1997      Change           1998          1997      Change
                                       -----------   -----------   ------       -----------   -----------   ------
Operating revenue                      $18,093,148   $18,010,072      .5        $32,656,609   $34,494,447   ( 5.3)
Operating expense                      $15,670,801   $17,763,465   (11.8)       $29,500,936   $33,884,738   (12.9)
Revenue passengers carried                 218,415       210,535     3.7            381,210       382,651   (  .4)
Revenue passenger miles (1)             39,488,338    38,630,040     2.2         68,904,482    70,499,614   ( 2.3)
Available seat miles (2)                64,973,465    74,076,454   (12.3)       119,341,547   144,695,992   (17.5)
Passenger load factor (3)                  60.8%         52.1%      16.7            57.7%         48.7%      18.5
Passenger breakeven load factor            53.6%         51.7%       3.7            53.0%         48.3%       9.7
Yield per revenue passenger
 mile (4)                                  45.2(cents)   45.8(cents)( 1.3)          46.7(cents)   47.6(cents)( 1.9)
Passenger revenue per available
 seat mile                                 27.5(cents)   23.9(cents) 15.1           27.0(cents)   23.2(cents) 16.4
Operating cost per available
 seat mile                                 24.1(cents)    24.0(cents)  .4           24.7(cents)   23.4(cents)  .6
Average passenger trip (miles)             180.8         183.5     ( 1.5)           180.8         184.2     ( 1.8)
Average passenger fare                    $81.71        $84.06     ( 2.8)          $84.42        $87.65     ( 3.7)
Completion factor                          97.9%         96.0%       2.0            97.1%         95.2%       2.0

(1)      One revenue passenger transported one mile.
(2) The product of the number of aircraft miles and the number of available seats on each stage, representing the total passenger capacity offered.
(3) The ratio of revenue passenger miles to available seat miles, representing the percentage of seats occupied by revenue passengers.
(4)      The passenger revenue per revenue passenger mile.


    FOR THE THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS ENDED
                                 JUNE 30, 1997

         The Company has taken delivery of and is operating all 20 of its replacement Jetstream Super 31 aircraft. The retirement of its aging aircraft fleet (the Short Brothers S-360 and the British Aerospace Jetstream 31) and the implementation of a newer aircraft as well as the two additional Dash 8 aircraft has resulted in improved operational performance. The Company's completion factor for the three months ended June 30, 1998 was 97.9%, as compared to 96.0% for the quarter ended June 30, 1997.

         Operating revenues increased $83,000, or .5% for the quarter ended June 30, 1998 versus June 30, 1997. The increase is attributable to the increased load factor, which increased 16.7% from 52.1% to 60.8% in the comparative quarters ended June 30, 1997 and 1998, respectively. While the restructuring plan resulted in a decrease in ASMs in the current quarter versus the same period in 1997, the stable revenues allowed the Company to attain an increase in revenue per ASM of 15.1%, or 3.6(cent). Additionally, the Company carried 218,415 revenue passengers in the current quarter, as compared to 210,535 in the quarter ended June 30, 1997, an increase of 3.7%. Contributing to the increase in revenue passengers were newly implemented routes from Raleigh, North Carolina to Myrtle Beach, South Carolina and Roanoke and Richmond, Virginia in May 1998; and from Raleigh to Savannah, Georgia and Washington, D.C. (Dulles) in June, 1998. The yield remained relatively stable, at 45.2(cent), as compared to 45.8(cent) in the quarter ended June 30, 1997, a decrease of 1.3%. The average passenger fare declined $2.35, or 2.8%, for the quarter ended June 30, 1998 as compared to the quarter ended June 30, 1997 as a result of the reduced average passenger trip and yield reduction.

         Appreciable operational efficiencies were achieved through the Company's recent fleet restructuring activities; while these efficiencies resulted in reductions in variable operating costs, the operating cost per ASM remained relatively stable at 24.1(cent) in the quarter ended June 30, 1998 versus 24.0(cent) in the same quarter of 1997. In the comparative quarters, total operating expenses decreased 11.8% with a decrease in ASMs of 12.3%, resulting in little variance in the operating cost per ASM. The following table compares components of operating cost per ASM for the three months ended June 30, 1998 and 1997:

                                                            COST PER ASM -
                                                             QUARTER ENDED
                                                               JUNE 30,
                                                              (IN CENTS)
                                                       -----------------------
                                                       1998              1997
                                                      -----             -----
         Flight operations                              7.4               8.5
         Fuel and oil                                   1.8               2.2
         Maintenance                                    5.4               4.7
         Ground operations                              3.8               3.3
         Advertising, promotions, commissions           4.0               3.9
         General and administration                     1.6               1.3
         Depreciation and amortization                   .1                .1
                                                      -----             -----
                                                       24.1              24.0
                                                       ====              ====


         The fleet restructuring plan yielded significant decreases in flight operations expenses of 1.1(cent) per ASM, primarily in the areas of aircraft rental expense and flight crew training. The decrease in flight operations expense on a per unit basis was due to reduced aircraft lease expense and reduced hull insurance expense. Maintenance and general and administrative expenses increased on a per ASM basis, and were directly related to the reduction in total seat capacity through the replacement of Shorts with the Jetstream aircraft on many of the Company's routes. Ground operations expense increased 0.5(cent) as a result of increases in customer service employee salaries and wages, as well as additions to customer service staffing levels initiated to remain in accordance with US Airways' commitment to higher levels of passenger service. An increase in fees charged to the Company resulted in elevated advertising, promotions and commissions expense of 0.1(cent). Fuel prices as compared to the prior year remain low, and resulted in a decrease of 0.4(cent) per ASM; additionally, the Company's usage levels have decreased from 1,961,361 gallons (at an average cost of $.82 per gallon) in the quarter ended June 30, 1997 to 1,833,879 gallons (at an average cost of $.61 per gallon)in the current quarter.

       FOR THE SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED
                                  JUNE 30, 1997

         The Company recorded net income of $2,651,858 ($0.32 per share) for the six months ended June 30, 1998 as compared to net income of $144,448 ($0.02 per share) for the same period in 1997. While operating revenue decreased $1,837,838, from $34,494,447 to $32,656,609, the Company achieved offsetting reductions in operating expenses of $4,383,802, from $33,884,738 to $29,500,936. The resulting increase in income from operations is primarily due to the restructuring plan implemented by the Company in the 1997 Transition Period ended December 31, 1997.

         The operating cost per ASM increased 1.3(cent), or 5.5% as a result of a decrease in ASMs of 17.5% in conjunction with a 12.9% decrease in operating costs for the six-month period ended June 30, 1998. Reductions in fuel prices and efficiencies achieved through the restructuring plan resulted in significant reductions in fuel, flight operations and maintenance expenses, which were only partially offset by increases in ground operations expense and passenger handling and ticketing fees charged to the Company.

LIQUIDITY AND CAPITAL RESOURCES

         The cash position and cash flows of the Company continue to be critical issues as of June 30, 1998. The Company utilized borrowing under two revolving lines of credit and short-term loans to satisfy its operating cash requirements during the period ended June 30, 1998. The key elements to improved operating results are the level of yield per RPM and passenger load factors. For the quarter ended June 30, 1998, the yield per RPM remained relatively stable as compared to the prior year quarter. However, the yield could be affected by fare discounting beyond the control of the Company. The load factor increased 16.7% and revenue passengers carried increased 3.7%.

          The Company maintains a line of credit with British Aerospace Asset Management ("BAAM") to provide for more even cash flows between ACH settlements. As of June 30, 1998 the Company had repaid all obligations under this line. The maximum outstanding balance on this line during the three months ended June 30, 1998 was $4 million, with interest charged at an average rate of 10.5%.


          If operating cash flows and the Company's line of credit are insufficient to meet obligations, it may obtain financing through short-term loans from officers and directors, extension of terms with trade creditors, or issuance of Company stock. Currently, the Company intends to issue common stock to satisfy short-term obligations to Lynrise coming due on August 31, 1998, in the amount of $1,675,000 (see discussion under "Restructuring"). If the Company issues stock to satisfy this and certain other obligations, such transactions will increase the number of shares of the Company's common stock that are held for sale and may adversely affect the market price and the liquidity of the Company's common stock.

         Shares of the Company's common stock are traded on the Nasdaq SmallCap Market ("Nasdaq"). As of December 31, 1997 the Company did not meet certain requirements to maintain its listing on Nasdaq. The Company has submitted a request to Nasdaq for exception to certain of the maintenance criteria. No adverse action has been taken by Nasdaq and the Company does not anticipate that adverse action will betaken. Beginning on July 7, 1998, the Company did meet the market capitalization requirement to maintain its listing, and has maintained such requirement through the date of this filing. Should the Company not be able to maintain the criteria for continued listing, and adverse action is taken by Nasdaq, and the Company is unable to obtain listing on another market, the Company and its shareholders may be adversely affected.


         The Company's balance sheet reflects a deficit in working capital, defined as current assets less current liabilities, of approximately $14,624,000 on June 30, 1998, as compared to $16,900,000 on December 31, 1997. Working capital is affected by both a $9.6 million short-term note issued in conjunction with lease termination agreements and seasonality of operations. The Company intends to exercise its option to convert $7.9 million of the short-term note to a long-term obligation prior to August 31, 1998. The payment of $1.7 million necessary to exercise the option and satisfy the remaining portion of the short-term obligation will be generated through internal operations or by the issuance of stock, or a combination of these methods.

         Cash generated from operating activities was $1,071,000 for the six months ended June 30, 1998. The primary sources of cash were net income, depreciation, and the increase in accrued expenses, for a total of $4,123,000. The major uses of cash were increases in accounts receivable and inventories and the reduction of accounts payable, aggregating to $3,071,000.

         The Company's capital expenditures totaled $672,000, comprised primarily of purchases of major spare parts assemblies and leasehold improvements. Capital expenditures planned for the remainder of the year consist of purchases of major spare parts assemblies, leasehold improvements and fixed asset replacement. Effective July 1, 1997, the Company began accounting for major component overhauls using the accrual method, as opposed to the deferral method practiced in prior years. The change in accounting method, while causing a change in the way overhaul expenditures are characterized, does not relieve the Company of the cash expenditures related to the performance of major component overhauls. Accordingly, expenditures for overhauls in the current year are not included in planned capital expenditures. The Company made scheduled debt payments of $800,000 in the six-month period ended June 30, 1998.

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

         Before August 31, 1998, the Company intends to exercise its option issued in conjunction with the note, whereby it would pay Lynrise $1,675,000 in cash or stock or a combination of the two. Upon the option's exercise, the remainder of the note, $7,920,000, would be converted to a subordinated note, which is convertible to common stock at $7.50 per share. This subordinated note would be due in 2004, with interest and principal payments to begin in 1999. Principal payments may be paid in cash or stock, at the Company's option.

         Under an accord reached with an aircraft lessor in November, 1997 the Company agreed to replace its 14 Jetstream 31 aircraft with 20 Jetstream Super 31 aircraft. In return for renegotiated lease rates, the Company agreed to lease 14 of the Jetstream Super 31 aircraft for seven years, and the additional six Jetstream Super 31 aircraft until December 31, 1998. The final Jetstream Super 31 aircraft was operational in the Company's system prior to April 30, 1998. The Jetstream Super 31 aircraft are newer and faster than the predecessor Jetstreams, and can operate with fewer weight restrictions. The return of the Jetstream 31 aircraft to the lessor is expected to be completed in the third quarter of 1998.

         The Company estimates that the return condition specifications on these aircraft will cost approximately $50,000 per aircraft. These costs were provided for as restructuring charges in the period ended December 31, 1997. As a result of the retirement of two aircraft types, the Company wrote down its spare parts inventory to net realizable value at December 31, 1997. The writedowns consisted of $1.2 million in Shorts parts; $100,000 in Jetstream parts; $100,000 in ancillary parts required to maintain both fleets; and a valuation reserve increase of $700,000 in contemplation of uncertainties in the resale market. The Company anticipates aggressively marketing its excess spares. The net book value of parts held for resale was $1,072,000 on June 30, 1998. Additionally, the Company wrote off $680,000 in unamortized leasehold improvements related to these two aircraft types in the period ended December 31, 1997.

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


ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  Due to the change in fiscal year end, the Company held an annual meeting of shareholders on June 25, 1998 in Charlotte, North Carolina. Of the 8,365,695 shares of Common Stock outstanding on the record date, 7,171,694 were present by proxy. Those shares were voted on the matters before the meeting as follows:

A.       Election of Directors.

                  Name of Director          No. Votes For:             No. Votes Withheld:
                  ----------------          --------------             -------------------
                  Kenneth W. Gann              7,140,919                     30,775
                  Dean E. Painter, Jr.         7,140,919                     30,775
                  K. Ray Allen                 7,094,719                     76,975
                  Gordon Linkon                7,092,699                     78,995
                  George Murnane, III          7,094,719                     76,975
                  Eric W. Montgomery           7,094,719                     76,975

B.       Other Matters.

                                                                                               Broker
                                                        For:        Against:     Abstain:    Non-Votes:
                                                        ----        --------     --------    ----------
         1.       Proposal to amend Restated         6,934,634        217,810     19,250              0
                  Certificate of Incorporation to
                  increase number of authorized
                  shares

         2.       Proposal to amend Restated         1,542,223      1,015,194     42,941      5,765,337
                  Certificate of Incorporation to
                  eliminate power of shareholders
                  to take action without meeting

         3.       Proposal to approve 1998           1,446,757      1,013,519     32,345      5,873,074
                  Stock Incentive Plan

         4.       Proposal to ratify selection       7,131,199         29,045     11,450              0
                  of Arthur Andersen, LLP as
                  independent auditors for fiscal
                  year ending December 31, 1998


ITEM 5.           OTHER INFORMATION

                  The Company anticipates that its next annual meeting will be held on or about May 15, 1999. Stockholders desiring to submit proposals for inclusion in the Company's proxy statement and form of proxy will be required to submit them to the Company on or before November 16, 1998. To be included, the proposal must be made by an eligible stockholder and must be proper in form and in substance, as prescribed by the Securities Exchange Act of 1934, as amended, and the rules and regulations adopted thereunder. Stockholders desiring to submit proposals for consideration at the annual meeting, but not for inclusion in the Company's proxy statement and form of proxy, will be required to notify the Company on or before February 9, 1999. In accordance with the Company's Bylaws, the notice shall provide a brief description of each proposal and the reasons for conducting such business at the annual meeting, the name and address of the record holder of the stockholder's shares of Common Stock, the number of shares of Common Stock beneficially owned by the stockholder, and a description of any material interest of the stockholder in the business to be considered.


ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits


                  EXHIBIT NO.       EXHIBIT
                  -----------       -------
                       3.1          Amended and Restated Certificate of Incorporation
                       4            Specimen Common Stock Certificate. (1)


         (b)      Reports on Form 8-K

                  None to report.

----------------------
(1) Incorporated by reference to Registration Statement on Form S-1, File No. 33-28967.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


July 17, 1998

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

                                  EXHIBIT INDEX


EXHIBIT                                                                FILED       SEQUENTIAL
  NO.             EXHIBIT                                           HEREWITH AT     PAGE NO.
  ---             -------                                           -----------     --------

 3.1              Amended and Restated Certificate
                   of Incorporation
   4              Specimen Common Stock
                   Certificate. (1)

---------------------


(1) Incorporated by reference to Registration Statement on Form S-1, File No. 33-28967.