Form 10-Q
period 1998-09-30
CCAIR INC
filed 1998-11-16
CIK 850922

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   Form 10-Q


      (X)         QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 1998

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

                          Yes __X__           No____



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                     Class                      Outstanding at November 2, 1998
           Common stock, $0.01 par value                  8,926,195

                                  CCAIR, Inc.
                        FORM 10-Q QUARTERLY REPORT FOR
                    FISCAL QUARTER ENDED SEPTEMBER 30, 1998


                               TABLE OF CONTENTS


                                                            PAGE NO.

PART I - FINANCIAL INFORMATION:

      ITEM 1.     Financial Statements:                          3

                  Condensed Balance Sheets as of
                  September 30, 1998 and December 31, 1997.      3

                  Condensed Statements of Income for
                  the Three Months and Nine Months
                  ended September 30, 1998 and 1997.             4

                  Condensed Statements of Cash Flows
                  for the Nine Months ended September 30,
                  1998 and 1997.                                 5

                  Notes to Condensed Financial Statements.       6

      ITEM 2.     Management's Discussion and Analysis
                  of Financial Condition and Results
                  of Operations.                                 8

      ITEM 3.     Quantitative and Qualitative Disclosures
                  About Market Risk                             12

PART II - OTHER INFORMATION:

      ITEM 1.     Legal Proceedings.                            12

      ITEM 2.     Changes in Securities.                        12

      ITEM 3.     Defaults Upon Senior Securities.              12

      ITEM 4.     Submission of Matters to a Vote
                  of Security Holders.                          12

      ITEM 5.     Other Information.                            12

      ITEM 6.     Exhibits and Reports on Form 8-K.             12

SIGNATURES                                                      13

EXHIBIT INDEX                                                  E-1

                                  CCAIR, Inc.
                        PART I - FINANCIAL INFORMATION

ITEM 1.     Financial Statements


                           CONDENSED BALANCE SHEETS
                                  (Unaudited)
                                  -----------

                                                 September 30,    December 31,
                                                      1998            1997
                                                  ----------      -----------
ASSETS
------
CURRENT ASSETS:
  Cash and cash equivalents                     $    25,357       $    11,647
  Receivables, net                                6,019,446         5,047,701
  Inventories, less allowance for
   obsolescence of $466,000                         943,684           509,586
  Parts held for resale, net of
   valuation reserves of $700,000                   952,824         1,205,277
  Prepaid expenses and deposits                   2,150,977         1,976,896
                                                -----------       -----------
      Total current assets                       10,092,288         8,751,107
                                                -----------       -----------

PROPERTY AND EQUIPMENT:
  Flight equipment and leasehold improvements     6,474,355         5,525,291
  Ground and other property and equipment         4,451,823         4,380,712
                                                -----------       -----------
                                                 10,926,178         9,906,003
  Less accumulated depreciation
   and amortization                             ( 7,071,104)      ( 6,552,430)
                                                -----------       -----------
                                                  3,855,074         3,353,573
                                                -----------       -----------
OTHER ASSETS                                        846,851            35,522
                                                -----------       -----------
      Total assets                              $14,794,213       $12,140,202
                                                ===========       ===========

LIABILITIES AND SHAREHOLDERS' DEFICIT
-------------------------------------
CURRENT LIABILITIES:
  Notes payable and current
   maturities of long-term debt                 $   670,635       $ 2,490,334
  Note payable expected to be refinanced              --            7,920,000
  Short-term borrowings                           1,700,000           900,000
  Current obligations under capital leases          159,246           229,194
  Accounts payable                                4,617,620         8,129,043
  Accrued overhaul expenses                       1,946,148           883,639
  Accrued expenses                                4,490,472         5,099,252
                                                -----------       -----------
      Total current liabilities                  13,584,121        25,651,462

Long-term debt, less current maturities           9,658,726           373,147
Capital lease obligations, less
 current obligations                              2,057,148         2,269,230
                                                -----------       -----------
      Total liabilities                          25,299,995        28,293,839
                                                -----------       -----------

Commitments and contingencies

SHAREHOLDERS' DEFICIT:
  Common stock, $.01 par value, 30,000,000
   shares authorized, 8,926,195 and
   8,333,695 issued and outstanding at
   September 30, 1998 and December 31, 1997          89,262            83,357
  Additional paid-in-capital                     21,400,511        19,508,276
  Accumulated deficit                           (31,995,555)      (35,745,270)
                                                -----------       -----------
      Total shareholders' deficit               (10,505,782)      (16,153,637)
                                                -----------       -----------
      Total liabilities and
       shareholders' deficit                    $14,794,213       $12,140,202
                                                ===========       ===========





                 See notes to condensed financial statements.

                                  CCAIR, Inc.
                        CONDENSED STATEMENTS OF INCOME
                                  (Unaudited)
                                  -----------



                                                Three Months Ended September 30,        Nine Months Ended September 30,
                                                --------------------------------        -------------------------------
                                                      1998             1997                    1998               1997
                                                      ----             ----                    ----               ----

OPERATING REVENUES:
   Passenger                                     $ 17,853,167      $16,454,854          $50,035,491       $ 49,995,259
   Other                                              215,099          290,295              689,384          1,244,337
                                                 ------------     ------------         ------------       ------------
      Total                                        18,068,266       16,745,149           50,724,875         51,239,596
                                                 ------------     ------------         ------------       ------------
OPERATING EXPENSES:
   Flight operations                                5,124,527        5,343,816           14,409,825         17,210,450
   Fuel and oil                                     1,307,775        1,451,431            3,572,417          4,763,174
   Maintenance                                      3,999,829        3,334,877           10,213,603          9,910,138
   Ground operations                                2,740,648        2,158,634            7,281,047          6,335,633
   Advertising, promotions
    and commissions                                 2,482,566        2,435,888            7,039,742          7,464,076
   General and administration                         900,675          992,423            3,120,612          3,140,424
   Depreciation and amortization                      199,188          390,384              618,898          1,168,296
                                                 ------------     ------------         ------------       ------------
      Total                                        16,755,208       16,107,453           46,256,144         49,992,191
                                                 ------------     ------------         ------------       ------------

OPERATING INCOME                                    1,313,058          637,696            4,468,731          1,247,405
Interest expense                                     (208,163)        (264,866)            (741,012)          (600,727)
Other income (expense), net                            (7,039)          20,351               21,994             31,879
                                                 ------------     ------------         ------------        ------------
Income before taxes and cumulative
 effect of a change in accounting principle         1,097,856          393,181            3,749,713            678,557
Provision for income taxes                               --                --                   --            (140,928)
                                                 ------------     ------------         ------------        ------------
Income before cumulative effect of a change
 in accounting principle                            1,097,856          393,181            3,749,713             678,557
Cumulative effect on prior year (to June 30,
 1997) of changing to the accrual method of
 accounting for major component overhauls                  --      (12,981,816)                 --          (12,981,816)
                                                 ------------     ------------         ------------        ------------
      Net income (loss)                          $  1,097,856     $(12,588,635)         $ 3,749,713        $(12,444,187)
                                                 ============     ============         ============        ============

BASIC EARNINGS (LOSS) PER SHARE                  $       .13      $      (1.61)         $       .45        $      (1.60)
                                                 ============     ============         ============        ============

WEIGHTED AVERAGE COMMON
 SHARES OUTSTANDING                                8,379,157        7,790,695             8,362,518           7,790,695
                                                 ============     ============         ============        ============

DILUTED EARNINGS (LOSS)                          $        .12     $     (1.61)         $        .42        $      (1.60)
                                                 ============     ============         ============        ============

WEIGHTED AVERAGE COMMON
 AND COMMON EQUIVALENT
 SHARES OUTSTANDING(1)                              9,247,365        7,790,695            8,892,365           7,790,695
                                                 ============     ============         ============        ============



(1)   The effect of including stock options in 1997 would be antidilutive and therefore is excluded from the calculation.




                 See notes to condensed financial statements.

                                  CCAIR, Inc.
                      CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                  -----------


                                                 Nine Months Ended September 30,
                                                    1998              1997
                                                ------------      ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                             $ 3,749,713       $(12,444,187)
  Adjustments to reconcile net income (loss) to
   net cash provided by operating activities:
     Note discount amortization                      54,001             46,185
     Depreciation and amortization(1)               618,899          4,205,801
     Gain on disposal of assets                     (21,994)           (18,724)
     Lease expense less than payments                    --           (371,750)
     Change in accounting principle                      --         12,981,816
     Changes in certain assets and liabilities:
       Accounts receivable                        (971,745)           (332,970)
       Inventories                                (434,098)           (160,414)
       Parts held for resale                        252,453                 --
       Accounts payable                          (3,511,423)          (210,612)
       Accrued expenses                             453,729          1,444,574
       Prepaid expenses and deposits               (996,302)            31,548
       Other changes, net                            10,892             29,980
                                                -----------       ------------

            NET CASH PROVIDED (USED)
             BY OPERATING ACTIVITIES               (795,875)         5,201,247
                                                -----------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                           (1,133,392)       ( 4,981,204)
  Proceeds from sale of assets                       34,985             21,351
                                                -----------       ------------

            NET CASH USED BY
             INVESTING ACTIVITIES                (1,098,407)       ( 4,959,853)
                                                -----------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock                        1,898,142                 --
  Issuance of notes and long-term debt            1,926,792            825,079
  Short-term borrowings, net                        800,000             70,000
  Reductions of notes and long-term debt         (2,716,942)          (818,367)
                                                -----------       ------------

            NET CASH PROVIDED BY
             FINANCING ACTIVITIES                 1,907,992             76,712
                                                -----------       ------------

Net increase in cash                                 13,710            318,106
Cash, beginning of period                            11,647              9,990
                                                -----------       ------------

CASH, END OF PERIOD                             $    25,357       $    328,096
                                                ===========       ============


1 Amortization through June 30, 1997, of capitalized overhauls is included herein and in maintenance, materials and repairs expense in the accompanying Condensed Statements of Income for the nine months ended
      September 30, 1997.




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

                                                Three-Month Period           Three-Month Period
                                                Ended September 30,          Ended September 30,
                                                       1998                         1997
                                    -----------------------------------------------------------------------------

                                       Income      Shares      Per Share     Income        Shares      Per Share
                                    (Numerator) (Denominator)    Amount    (Numerator)  (Denominator)    Amount
                                   ------------------------------------------------------------------------------
Basic earnings per share
  Net income                        $ 1,097,856   8,379,157      $  .13   $(12,588,635)   7,790,695      $(1.61)
Effect of dilutive securities
 (options and warrants)(1)                          868,478                                   ---
                                                 ----------                              ----------
Diluted earnings per share
  Net income (loss)                $ 1,097,856    9,247,635      $  .12   $(12,588,635)   7,790,695      $(1.61)
                                                 ==========                              ==========


                                             Nine-Month Period                 Nine-Month Period
                                            Ended September 30,               Ended September 30,
                                                   1998                               1997
                               ---------------------------------------------------------------------------------

                                     Income       Shares       Per Share     Income      Shares       Per Share
                                  (Numerator)  (Denominator)    Amount    (Numerator) (Denominator)    Amount
                               ---------------------------------------------------------------------------------
Basic earnings per share
  Net income                    $  3,749,713    8,362,518       $  .45   $(12,444 187)  7,790,695      $(1.60)
Effect of dilutive securities
 (options and warrants)(1)                        529,847                                  ---
                                               ----------                               ---------
Diluted earnings per share
  Net income (loss)             $  3,749,713    8,892,365       $  .42   $(12,444,187)  7,790,695      $(1.60)
                                               ==========                               =========
Pro forma effect of retroactive
 application (through June 30,
 1997) of change in
 accounting principle
  Net loss                                                               $(12,753,768)  7,790,695      $(1.64)

(1)   The effect of including stock options in 1997 would be antidulutive and therefore is excluded from the calculation.


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

      Proposed Merger of CCAIR, Inc. with Mesa Air Group, Inc.

      In August, 1998, the Company and Mesa Air Group, Inc. ("Mesa") signed a letter of intent to merge the companies. The proposed transaction stipulates that Mesa would acquire all outstanding shares of the Company's common stock by issuing Mesa shares, subject to a maximum of .982 shares and a minimum of .568 shares of Mesa for each share of CCAIR, Inc., depending upon the market price of Mesa common stock on the consummation date. The proposal also stipulates the use of the pooling method to account for the merger of the companies. Consummation of the transaction is subject to certain conditions, including completion of mutual due diligence, the negotiation and execution of a definitive purchase agreement, receipt of regulatory approval, satisfaction of closing conditions, and shareholder approval. Both companies have taken initial steps toward the completion of due diligence tasks.

      Resolution of Potential Reimbursement Obligation

      The Company has reached a resolution with Her Majesty the Queen in Right of Canada as Represented by the Ministry of Industry, Science and Technology (the "Ministry") regarding a potential reimbursement obligation to the Ministry arising from the change in lessor for four de Havilland DHC 8-102 aircraft leased by the Company. In October, 1998 the Company consummated a lease agreement for a Canadian-made Bombardier de Havilland Dash 8 aircraft that is covered by economic development insurance provided by the Ministry. As a result of entering into the lease agreement, the Company has settled all claims by the Ministry, including a purported claim of $16,996,995, as long as the Company fulfills its obligations under the lease for the new aircraft.

      Related Party Transaction

      In June, 1995 the Company entered into a sale leaseback agreement with a related party partnership (the "Partnership") for certain engines owned by the Company. These leases were operating in nature, and did not provide for a purchase option at the end of the first lease term. This lease expired on June 30, 1998. To induce this transaction, the Partnership received 250,000 warrants to purchase Company common stock, immediately exercisable, and originally expiring on the last day of the first lease term. Under provisions of the lease, the Company is required to return the engines to the partnership in freshly overhauled condition, or with a cash payment in lieu of, based upon a stipulated calculation. The Company has approached the partnership with alternative return conditions which are being contemplated. The alternatives include a lump sum cash payment to the Partnership and the extension of its warrants to purchase stock; or issuance of shares of stock to the Partnership as compensation for the end of lease conditions. In the latter two cases, the Company proposes that it receive title to the engines, at which time they may be sold to offset expenses related to the lease expiration. The Company and the Partnership have not yet reached a determination as to which option may be implemented. The Company established an accrual for the anticipated expenses in the amount of $515,000 as of December 31, 1997.

      Business Agreement with US Airways

      Approximately 80% of the Company's passenger revenue is generated by passengers who are connecting with US Airways flights and is determined under an agreement for the sharing of joint passenger fares and division of revenue with US Airways (the "Agreement"). This Agreement expired on October 31, 1998. The Company has received verbal confirmation from representatives of US Airways that the Agreement will be renewed. The Company is in the process of documenting the Agreement renewal, and anticipates the contract period will extend for several years. During the last 18 months the Company has exceeded US Airways' operating performance goals in the areas of on-time arrivals and departures, maintenance reliability and controllable flight completion percentage.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS


General

      The Company recorded net income of $1,098,000 in the quarter ended September 30, 1998, versus net income before changes in accounting principle of $393,000 in the quarter ended September 30, 1997, an increase of 178%. The capacity increase in the third quarter was realized through the addition of three Dash 8 aircraft; one added in July and two in September. The Company's operating results continue to benefit from reductions in fuel, flight operations and depreciation expenses.


Results of Operations

      The following table sets forth selected operating comparisons for the three-month and nine-month periods ended September 30, 1998 and 1997:


                                  Airline Operating Statistics
                                      For the Three Months           For the Nine Months
                                      Ended September 30,            Ended September 30,
                                 -----------------------------    ---------------------------
                                                       %                                  %
                                  1998       1997    Change        1998       1997     Change
                              ------------------------------   -------------------------------

Operating revenue             $18,068,265  $16,745,14   7.9    $50,724,875  $51,239,596  (1.0)
Operating expense             $16,755,208  $16,107,45   4.0    $46,256,144  $49,992,191  (7.5)
Revenue passengers carried        239,404     205,149  16.7        620,614      587,800   5.6
Revenue passenger miles (1)    45,645,629  37,940,714  20.3    114,550,111  108,440,328   5.6
Available seat miles (2)       79,743,825  71,318,199  11.8    199,085,372  216,014,191  (7.8)
Passenger load factor (3)            57.2%     53.2%    7.5         57.5%        50.2%   14.5
Passenger breakeven load factor      53.7%     51.9%    3.5         53.2%        49.5%    7.5
Yield per revenue passenger
 mile (4)                       39.1(cent) 43.4(cent)  (9.9)    43.7(cent)   46.1(cent)  (5.2)
Passenger revenue per available
 seat mile                      22.4(cent) 23.1(cent)  (3.0)    25.1(cent)   23.1(cent)   8.7
Operating cost per available
 seat mile                      21.0(cent) 22.6(cent)  (7.1)    23.2(cent)   23.1(cent)    .4
Average passenger trip (mil         190.7      184.9    3.1         184.6       184.5      .1
Average passenger fare             $74.57     $80.21   (7.0)       $80.62      $85.05    (5.2)
Completion factor                    96.3%      97.9%  (1.6)         97.1%       96.2%     .9



(1)   One revenue passenger transported one mile ("RPMs").
(2) The product of the number of aircraft miles and the number of available seats on each stage, representing the total passenger capacity offered.
(3) The ratio of revenue passenger miles to available seat miles, representing the percentage of seats occupied by revenue passengers.
(4)   The passenger revenue per revenue passenger mile.


For the Three Months Ended September 30, 1998 Compared to Three Months Ended
 September 30, 1997

      Operating revenues increased $1,323,000, or 7.9% for the quarter ended September 30, 1998 versus September 30, 1997. The Company carried 239,404 revenue passengers in the current quarter, as compared to 205,149 in the quarter ended September 30, 1997, an increase of 16.7%. RPMs increased 20.3% in the quarter ended September 30, 1998. As the average passenger trip increased from
184.9 miles in the quarter ended September 30, 1997 to 190.7 miles for the same period in 1998, RPMs increased at a greater percentage than the increase in passengers. Capacity increased 11.8% in the quarter ended September 30, 1998 as compared to the same period in 1997. The Company began service to Gainesville, Florida from Charlotte in August, 1998 with four round trips daily helping fuel the increase in ASMs and average passenger trip. The yield decreased from 43.4(cent) for the quarter ended September 30, 1997 to 39.1(cent) for the same period in 1998. In addition, the Company's revenue per ASM ("RASM") decreased from 23.1(cent) for the quarter ended September 30, 1997 to 22.4(cent) for the quarter ended September 30, 1998. The addition of the relatively long-haul flights to Gainesville caused some of the decrease in RASM. Based upon the Company's analysis of this reduction in RASM, the Company has eliminated unprofitable flying in the Raleigh, North Carolina - Roanoke, Virginia -
 Richmond, Virginia market as well as the Raleigh - Savannah, Georgia market in the fourth quarter of 1998. Operating income was negatively impacted by Hurricane Bonnie, which struck the coast of North and South Carolina in the last week of August 1998 and forced the cancellation of approximately 200 flights and negatively impacted travel to the area for some period afterward.

      Also, the Company was negatively impacted by a change in the passenger revenue-sharing formula initiated by US Airways. US Airways changed the factors to the revenue-sharing formula for operational reasons at the end of the second quarter of 1998, but the unintended effect was to reduce the revenues earned by the Company by approximately $300,000 in the third quarter of 1998. The Company and US Airways are exploring methods to rectify the situation, but there are no assurances that such rectification will be applied retroactively to the third quarter of 1998, thus the Company has not accounted for any benefit it may receive.

      Appreciable operational efficiencies were achieved through the Company's fleet restructuring activities, particularly in the flight operations sector. In the quarter ended September 30, 1998, total operating expenses increased 4.0% with an increase in ASMs of 11.8%, resulting in a decrease of 7.1% in the Company's operating cost per ASM. The following table compares components of operating cost per ASM for the three months ended September 30, 1998 and 1997.

                                                Cost per ASM -
                                               Quarter Ended
                                               September 30,
                                                 (in cents)
                                              ----------------
                                              1998        1997
                                              ----        ----
      Flight operations                        6.4         7.5
      Fuel and oil                             1.6         2.0
      Maintenance                              5.0         4.7
      Ground operations                        3.5         3.0
      Advertising, promotions, commissions     3.1         3.4
      General and administration               1.1         1.4
      Depreciation and amortization            0.3         0.6
                                             -----       -----
                                              21.0        22.6

      The decrease in flight operations expense on a per unit basis was due to reduced aircraft lease expense and reduced hull insurance expense. Maintenance expenses increased on a per ASM basis, and were directly related to the reduction in total seat capacity through the replacement of Shorts aircraft (36 seats) with the Jetstream aircraft (19 seats) on many of the Company's routes. Ground operations expense increased 0.5(cent) as a result of increases in customer service employee salaries and wages, as well as additions to customer service staffing levels initiated to remain in accordance with US Airways' commitment to higher levels of passenger service. A decrease in travel agents' commissions charged to the Company resulted in reduced advertising, promotions and commissions expense of 0.3(cent). Fuel prices as compared to the prior year remain low, and resulted in a decrease of 0.4(cent) per ASM.

For the Nine Months Ended September 30, 1998 Compared to Nine Months Ended
 September 30, 1997

      The Company recorded net income of $3,750,000 for the nine months ended September 30, 1998 as compared to income before the cumulative effect of a change in accounting principle of $538,000 for the same period in 1997. Operating revenues decreased 1.0%, as the yield decreased 5.2%. This yield decrease was offset by a 5.6% increase in RPMs, on a 7.8% reduction in ASMs.

      Operating costs decreased 7.5% for the nine-month period ended September 30, 1998. Reductions in fuel prices and efficiencies achieved through the restructuring plan resulted in significant reductions in fuel, flight operations and advertising, promotions and commissions expense, which were only partially offset by increases in maintenance and ground operations expense.

Liquidity and Capital Resources

      The cash position and cash flows of the Company continue to be critical issues as of September 30, 1998. The Company utilized borrowing under two revolving lines of credit and short-term loans and proceeds from the issuance of common stock to satisfy its operating cash requirements during the period ended September 30, 1998. The key elements to improved operating results are the level of yield per RPM and passenger load factors. For the quarter ended September 30, 1998, the yield per RPM decreased 9.9% as compared to the prior year quarter. Additionally, the yield could be affected by fare discounting beyond the control of the Company. The load factor increased 7.5% and revenue passengers carried increased 16.7% in the third quarter of 1998 versus the same period last year.

      The Company maintains a line of credit with British Aerospace Asset Management ("BAAM") to provide for more even cash flows between ACH settlements. As of September 30, 1998 the Company had $1.7 million outstanding under this line. The maximum outstanding balance on this line during the three months ended September 30, 1998 was $4 million, with interest charged at an average rate of 10.25%.

      In September, 1998, the Company signed a five-year, $1,100,000 subordinated note with its local bank. The interest rate is 13.75%, and the Company issued 145,588 warrants in conjunction with the note's issuance. Principal payments begin in the thirteenth month after closing. The proceeds were used for general corporate purposes.

      If operating cash flows and the Company's line of credit are insufficient to meet obligations, it may obtain financing through short-term loans from officers and directors, extension of terms with trade creditors, or issuance of Company stock.

      Shares of the Company's common stock are traded on the Nasdaq SmallCap Market ("Nasdaq"). As of December 31, 1997 the Company did not meet certain requirements to maintain its listing on Nasdaq. The Company has submitted a request to Nasdaq for exception to certain of the maintenance criteria. No adverse action has been taken by Nasdaq and the Company does not anticipate that adverse action will be taken. Should the Company not be able to maintain the criteria for continued listing, and adverse action is taken by Nasdaq, and the Company is unable to obtain listing on another market, the Company and its shareholders may be adversely affected.

      The Company's balance sheet reflects a deficit in working capital, defined as current assets less current liabilities, of approximately $3,492,000 on September 30, 1998, as compared to $16,900,000 on December 31, 1997.
Working capital is affected by seasonality of operations.

      Cash utilized by operating activities was $796,000 for the nine months ended September 30, 1998. The primary sources of cash were net income, depreciation, and the increase in accrued expenses, for a total of $4,822,000. The major uses of cash were increases in accounts receivables, prepaid expenses and inventories and the reduction of accounts payable, aggregating to $5,914,000.

      The Company's capital expenditures totaled $1,133,000, comprised primarily of purchases of major spare parts assemblies and leasehold improvements. Capital expenditures planned for the remainder of the year consist of purchases of major spare parts assemblies, leasehold improvements and fixed asset replacement. Effective July 1, 1997, the Company began accounting for major component overhauls using the accrual method, as opposed to the deferral method practiced in prior years. The change in accounting method, while causing a change in the way overhaul expenditures are characterized, does not relieve the Company of the cash expenditures related to the performance of major component overhauls. Therefore, expenditures for overhauls in the current year are not included in planned capital expenditures. The Company made scheduled debt payments of $2,717,000 in the nine-month period ended September 30, 1998.

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

      In September, 1998 the Company exercised its option issued in conjunction with the note by issuing 500,000 shares of its common stock to Lynrise. As a result, the Company's short-term obligation of $1,675,000 was satisfied by Lynrise's subsequent sale of the stock. The remainder of the note was converted to a long-term subordinated note, face amount $8,334,775, which is convertible to common stock at $7.50 per share. This subordinated note is due in 2004, with interest and principal payments beginning in 1999. Principal payments may be paid in cash or stock, at the Company's option.

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

      The Company estimates that the return condition specifications on these aircraft will cost approximately $50,000 per aircraft. These costs were provided for as restructuring charges in the period ended December 31, 1997. As a result of the retirement of two aircraft types, the Company wrote down its spare parts inventory to net realizable value at December 31, 1997. The writedowns consisted of $1.5 million in Shorts parts; $500,000 in Jetstream parts; $300,000 in ancillary parts required to maintain both fleets; and a valuation reserve increase of $700,000 in contemplation of uncertainties in the resale market. The Company anticipates aggressively marketing its excess spares. The net book value of parts held for resale was $953,000 on September 30, 1998. Additionally, the Company wrote off $680,000 in unamortized leasehold improvements related to these two aircraft types in the period ended December 31, 1997.

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

Other

      Change in Accounting Principle

      Effective July 1, 1997 the Company elected to change its method of accounting for engine, propeller and landing gear overhauls from the deferral method to the accrual method. Under the method previously utilized, the Company capitalized these expenditures and amortized them over the estimated service life of the overhaul. The change in accounting principle results in accrual for future expenditures for overhauls based on fight hours incurred each month, at a rate commensurate with the future expected cost of overhaul. Implementation of the change in principle necessitated the write-off of previously capitalized items, along with the related accumulated amortization, as of July 1, 1997. The Company believes the newly implemented accounting principle more closely emulates its lease agreements and contracts for repair and maintenance of these components. Results of operations for the three months ended September 30, 1997 reflect the impact of this retroactive change.

      Year 2000 Compliance

      The Company has evaluated its information infrastructure for Year 2000 compliance. Substantially all of the systems operated under license agreements, including mainframe operation, maintenance, operations scheduling, and general ledger packages, are either compliant or in the final updating and testing phases for Year 2000 compliance. The Company expects to complete this process in early 1999. The Company has not completed its process of evaluating non-information technology systems. The Company also depends upon passenger reservations, operational control, revenue accounting and banking systems maintained by other companies, vendors and government entities. The Company has utilized internal personnel to evaluate and rectify Year 2000 issues when possible. All other modifications have been performed under annual software maintenance contracts at no additional cost to the Company. Expenses incurred to complete software updates on these systems have not been substantial; any incremental expenses incurred in these modifications have been expensed as incurred. In the event that any system utilized by the Company is not Year 2000 compliant, the Company's operations and operating results, and liquidity could be materially adversely affected. The length of time and extent to which the Company may be affected by noncompliance of any systems utilized in operations has not been determined. The Company has not yet developed a contingency plan to address the possible consequences of information and operational system failures due to Year 2000 compliance issues. Contingency plan alternatives will be reviewed and addressed in 1999 following final verification of third party system Year 2000 compliance.

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


November 13, 1998

                                          CCAIR, Inc.


By:   /s/  Kenneth W. Gann             By:    /s/  Eric W. Montgomery
    -----------------------------         -----------------------------
      Kenneth W. Gann, President          Eric W. Montgomery
      and Chief Executive Officer         Vice President - Finance
      (Principal Executive Officer)       (Principal Financial Officer)

                                 EXHIBIT INDEX

Exhibit                                            Filed       Sequential
  No.       Exhibit                              Herewith At    Page No.
-------     -------                              -----------   ----------
 3.1        Amended and Restated Certificate
             of Incorporation
   4        Specimen Common Stock
             Certificate. (1)

---------------------


(1) Incorporated by reference to Registration Statement on Form S-1, File No. 33-28967.