Form 10-Q/A
period 1998-09-30
CCAIR INC
filed 1998-12-04
CIK 850922

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

                          Yes   X            No
                              -----             -----



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                     Outstanding at November 2, 1998
                -----                     -------------------------------
     Common stock, $0.01 par value                  8,926,195

                                  CCAIR, Inc.
                        FORM 10-Q QUARTERLY REPORT FOR
                    FISCAL QUARTER ENDED SEPTEMBER 30, 1998


                               TABLE OF CONTENTS


                                                             PAGE NO.

PART I - FINANCIAL INFORMATION:

      ITEM 1.     Financial Statements:                          3

                  Condensed Balance Sheets as of
                  September 30, 1998 and December 31, 1997.      3

                  Condensed Statements of Income for
                  the Three Months and Nine Months
                  ended September 30, 1998 and 1997.             4

                  Condensed Statements of Cash Flows
                  for the Nine Months ended September 30,
                  1998 and 1997.                                 5

                  Notes to Condensed Financial Statements.       6

      ITEM 2.     Management's Discussion and Analysis
                  of Financial Condition and Results
                  of Operations.                                 8

      ITEM 3.     Quantitative and Qualitative Disclosures
                  About Market Risk                             12

PART II - OTHER INFORMATION:


      ITEM 1.     Legal Proceedings.                            13

      ITEM 2.     Changes in Securities.                        13

      ITEM 3.     Defaults Upon Senior Securities.              13

      ITEM 4.     Submission of Matters to a Vote
                  of Security Holders.                          13
      ITEM 5.     Other Information.                            13

      ITEM 6.     Exhibits and Reports on Form 8-K.             13

SIGNATURES                                                      14

EXHIBIT INDEX                                                  E-1

                                  CCAIR, Inc.
                        PART I - FINANCIAL INFORMATION

ITEM 1.     Financial Statements
            --------------------


                           CONDENSED BALANCE SHEETS
                                  (Unaudited)
                                  -----------

                                                  September 30,   December 31,
                                                      1998            1997
                                                  ----------------------------

ASSETS
------
CURRENT ASSETS:
  Cash and cash equivalents                     $    25,357       $    11,647
  Receivables, net                                6,019,446         5,047,701
  Inventories, less allowance for
   obsolescence of $466,000                         943,684           509,586
  Parts held for resale, net of
   valuation reserves of $700,000                   952,824         1,205,277
  Prepaid expenses and deposits                   2,150,977         1,976,896
                                                -----------       -----------
      Total current assets                       10,092,288         8,751,107
                                                -----------       -----------

PROPERTY AND EQUIPMENT:
  Flight equipment and leasehold improvements     6,474,355         5,525,291
  Ground and other property and equipment         4,451,823         4,380,712
                                                -----------       -----------
                                                 10,926,178         9,906,003
  Less accumulated depreciation
   and amortization                             ( 7,071,104)      ( 6,552,430)
                                                -----------       -----------
                                                  3,855,074         3,353,573
                                                -----------       -----------
OTHER ASSETS:

  Deferred preoperating costs                       822,221           ----
  Other Assets                                       24,630            35,522
                                                -----------       -----------

      Total assets                              $14,794,213       $12,140,202
                                                ===========       ===========

LIABILITIES AND SHAREHOLDERS' DEFICIT
-------------------------------------
CURRENT LIABILITIES:
  Notes payable and current
   maturities of long-term debt                 $   670,635       $ 2,490,334
  Note payable expected to be refinanced            ----            7,920,000
  Short-term borrowings                           1,700,000           900,000
  Current obligations under capital leases          159,246           229,194
  Accounts payable                                4,617,620         8,129,043
  Accrued overhaul expenses                       1,946,148           883,639
  Accrued expenses                                4,490,472         5,099,252
                                                -----------       -----------
      Total current liabilities                  13,584,121        25,651,462

Long-term debt, less current maturities           9,658,726           373,147
Capital lease obligations, less
 current obligations                              2,057,148         2,269,230
                                                -----------       -----------
      Total liabilities                          25,299,995        28,293,839
                                                -----------       -----------

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

                                  CCAIR, Inc.
                        CONDENSED STATEMENTS OF INCOME
                                  (Unaudited)
                                  -----------


                                     Three Months Ended           Nine Months Ended
                                        September 30,               September 30,
                                    1998            1997        1998             1997
                                 -----------    ----------- -----------     ------------

OPERATING REVENUES:
   Passenger                     $17,853,167    $16,454,854 $50,035,491     $ 49,995,259
   Other                             215,099        290,295     689,384        1,244,337
                                 -----------    ----------- -----------      -----------

      Total                       18,068,266     16,745,149  50,724,875       51,239,596
                                 -----------    ----------- -----------      -----------

OPERATING EXPENSES:
   Flight operations               5,124,527      5,343,816  14,409,825       17,210,450
   Fuel and oil                    1,307,775      1,451,431   3,572,417        4,763,174
   Maintenance                     3,999,829      3,334,877  10,213,603        9,910,138
   Ground operations               2,740,648      2,158,634   7,281,047        6,335,633
   Advertising, promotions
    and commissions                2,482,566      2,435,888   7,039,742        7,464,076
   General and administration        900,675        992,423   3,120,612        3,140,424
   Depreciation and amortization     199,188        390,384     618,898        1,168,296
                                 -----------    ----------- -----------      -----------

      Total                       16,755,208     16,107,453  46,256,144       49,992,191
                                 -----------    ----------- -----------      -----------

OPERATING INCOME                   1,313,058        637,696   4,468,731        1,247,405
Interest expense                  (  208,163)    (  264,866) (  741,012)      (  600,727)
Other income (expense), net       (    7,039)        20,351      21,994           31,879
                                 -----------    ----------- -----------      -----------
Income before taxes and
 cumulative effect of a change
 in accounting principle           1,097,856        393,181   3,749,713          678,557
Provision for income taxes            ---            ---         ---          (  140,928)
                                 -----------    ----------- -----------      -----------
Income before cumulative effect
 of a change in accounting
 principle                         1,097,856        393,181   3,749,713          678,557
Cumulative effect on prior year
 (to June 30, 1997) of changing
 to the accrual method of
 accounting for major component
 overhauls                           ---        (12,981,816)    ---          (12,981,816)
                                 -----------    ----------- -----------      -----------
      Net income (loss)          $ 1,097,856   $(12,588,635)$ 3,749,713     $(12,444,187)
                                 ===========    =========== ===========     ============

BASIC EARNINGS (LOSS) PER SHARE  $     .13      $(   1.61  )$     .45       $(   1.60  )
                                 ===========    =========== ===========     ===========

WEIGHTED AVERAGE COMMON
 SHARES OUTSTANDING                8,379,157      7,790,695   8,362,518       7,790,695
                                 ===========    =========== ===========     ===========

DILUTED EARNINGS (LOSS)
 PER SHARE                       $     .12      $(   1.61  )$     .42       $(   1.60  )
                                 ===========    =========== ===========     ===========

WEIGHTED AVERAGE COMMON
 AND COMMON EQUIVALENT
 SHARES OUTSTANDING(1)             9,247,365      7,790,695   8,892,365       7,790,695
                                 ===========    =========== ===========     ===========


(1)   The effect of including stock options in 1997 would be antidilutive and therefore is excluded from the calculation.




                 See notes to condensed financial statements.

                                  CCAIR, Inc.
                      CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                  -----------




                                               Nine Months Ended September 30,
                                                    1998              1997
                                                ------------      ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                             $ 3,749,713       $(12,444,187)
  Adjustments to reconcile net income (loss) to
   net cash provided by operating activities:
     Note discount amortization                      54,001             46,185
     Depreciation and amortization(1)               618,899          4,205,801
     Gain on disposal of assets                  (   21,994)        (   18,724)
     Lease expense less than payments                ----           (  371,750)
     Change in accounting principle                  ----           12,981,816
     Changes in certain assets and liabilities:
       Accounts receivable                       (  971,745)        (  332,970)
       Inventories                               (  434,098)        (  160,414)
       Parts held for resale                        252,453             ----
       Accounts payable                          (3,511,423)        (  210,612)
       Accrued expenses                             453,729          1,444,574

       Deferred preoperating costs               (  822,221)           ----
       Prepaid expenses and deposits             (  174,081)            31,548

       Other changes, net                            10,892             29,980
                                                -----------       ------------

            NET CASH PROVIDED (USED)
             BY OPERATING ACTIVITIES             (  795,875)         5,201,247
                                                -----------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                           (1,133,392)       ( 4,981,204)
  Proceeds from sale of assets                       34,985             21,351
                                                -----------       ------------

            NET CASH USED BY
             INVESTING ACTIVITIES                (1,098,407)       ( 4,959,853)
                                                -----------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock                        1,898,142            ----
  Issuance of notes and long-term debt            1,926,792            825,079
  Short-term borrowings, net                        800,000             70,000
  Reductions of notes and long-term debt         (2,716,942)       (   818,367)
                                                -----------       ------------

            NET CASH PROVIDED BY
             FINANCING ACTIVITIES                 1,907,992             76,712
                                                -----------       ------------

Net increase in cash                                 13,710            318,106
Cash, beginning of period                            11,647              9,990
                                                -----------       ------------

CASH, END OF PERIOD                             $    25,357       $    328,096
                                                ===========       ============


(1) Amortization through June 30, 1997, of capitalized overhauls is included herein and in maintenance, materials and repairs expense in the accompanying Condensed Statements of Income for the nine months ended September 30, 1997.


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

                                   Three-Month Period                   Three-Month Period
                                   Ended September 30,                  Ended September 30,
                                          1998                                 1997
                        --------------------------------------  -------------------------------------
                           Income         Shares     Per Share    Income        Shares      Per Share
                         (Numerator)   (Denominator)   Amount   (Numerator) (Denominator)     Amount
                        --------------------------------------  -------------------------------------

Basic earnings per share
  Net income            $  1,097,856     8,379,157    $  .13   $(12,588,635)  7,790,695      $(1.61)
Effect of dilutive
 securities (options
 and warrants)(1)                          868,478                               ---
                                        ----------                           ----------
Diluted earnings per
 share
  Net income (loss)     $  1,097,856      9,247,635   $  .12   $(12,588,635)  7,790,695      $(1.61)
                                         ==========                          ==========


                                   Nine-Month Period                     Nine-Month Period
                                   Ended September 30,                  Ended September 30,
                                          1998                                 1997
                        --------------------------------------  ------------------------------------
                           Income          Shares    Per Share    Income       Shares      Per Share
                         (Numerator)   (Denominator)   Amount   (Numerator) (Denominator)    Amount
                        --------------------------------------  ------------------------------------
Basic earnings per share
  Net income            $  3,749,713     8,362,518    $  .45   $(12,444 187)  7,790,695      $(1.60)
Effect of dilutive
 securities (options
 and warrants)(1)                          529,847                               ---
                                        ----------                            ---------
Diluted earnings per
 share
  Net income (loss)     $  3,749,713     8,892,365    $  .42   $(12,444,187)  7,790,695      $(1.60)
                                        ==========                            =========
Pro forma effect of
 retroactive application
 of change in accounting
 principle
  Net loss                                                     $(12,753,768)  7,790,695      $(1.64)

(1)   The effect of including stock options in 1997 would be antidilutive and therefore is excluded from the calculation.


3.    Deferred Preoperating Costs
      ---------------------------

      The Company accepted delivery of six additional Dash 8 aircraft from June, 1998 through October, 1998. Certain costs were incurred to integrate the aircraft into the Company's operations. These expenditures are comprised primarily of rental payments on the aircraft prior to their entrance into scheduled flying, the retention and training of flight crews and initial airworthiness inspections. These costs have been capitalized as preoperating costs and are being amortized over 24 months. The AICPA issued its Statement of Position 98-5, which becomes effective for fiscal years beginning after December 15, 1998. This Statement precludes the capitalization of preoperating costs of this nature. Accordingly, the Company will be required to write off the unamortized deferred assets balance as of January 1, 1999, which will be reflected as a cumulative effect of a change in accounting principle of approximately $699,000.


4.    Commitments and Contingencies:
      -----------------------------

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

      Proposed Merger of CCAIR, Inc. with Mesa Air Group, Inc.
      --------------------------------------------------------

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

      Resolution of Potential Reimbursement Obligation
      ------------------------------------------------

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

      Related Party Transaction
      -------------------------

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

      Business Agreement with US Airways
      ----------------------------------

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


Results of Operations
---------------------

      The following table sets forth selected operating comparisons for the three-month and nine-month periods ended September 30, 1998 and 1997:

                         Airline Operating Statistics

                                                For the Three Months                 For the Nine Months
                                                Ended September 30,                  Ended September 30,
                                         ----------------------------------   ----------------------------------
                                                                        %                                   %
                                             1998          1997      Change       1998          1997      Change
                                         -----------   -----------   ------   -----------   -----------  -------
Operating revenue                        $18,068,265   $16,745,149      7.9   $50,724,875   $51,239,596   ( 1.0)
Operating expense                        $16,755,208   $16,107,453      4.0   $46,256,144   $49,992,191   ( 7.5)
Revenue passengers carried                   239,404       205,149     16.7       620,614       587,800     5.6
Revenue passenger miles (1)               45,645,629    37,940,714     20.3   114,550,111   108,440,328     5.6
Available seat miles (2)                  79,743,825    71,318,199     11.8   199,085,372   216,014,191   ( 7.8)
Passenger load factor (3)                    57.2%         53.2%        7.5       57.5%         50.2%      14.5
Passenger breakeven load factor              53.7%         51.9%        3.5       53.2%         49.5%       7.5
Yield per revenue passenger
 mile (4)                                    39.1(cent)    43.4(cent) ( 9.9)      43.7(cent)    46.1(cent)( 5.2)
Passenger revenue per available
 seat mile                                   22.4(cent)    23.1(cent) ( 3.0)      25.1(cent)    23.1(cent)  8.7
Operating cost per available
 seat mile                                   21.0(cent)    22.6(cent) ( 7.1)      23.2(cent)    23.1(cent)   .4
Average passenger trip (miles)              190.7         184.9         3.1      184.6         184.5         .1
Average passenger fare                     $74.57        $80.21       ( 7.0)    $80.62        $85.05      ( 5.2)
Completion factor                           96.3%         97.9%       ( 1.6)     97.1%         96.2%         .9

(1) One revenue passenger transported one mile ("RPMs").
(2) The product of the number of aircraft miles and the number of available seats on each stage, representing the total passenger capacity offered.
(3) The ratio of revenue passenger miles to available seat miles, representing the percentage of seats occupied by revenue passengers.
(4) The passenger revenue per revenue passenger mile.

For the Three Months Ended September 30, 1998 Compared to Three Months Ended
----------------------------------------------------------------------------
September 30, 1997
------------------

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


      Also, the Company was negatively impacted by a change in the passenger revenue-sharing formula initiated by US Airways. US Airways changed the factors to the revenue-sharing formula for operational reasons at the end of the second quarter of 1998, but the unintended effect was to reduce the revenues earned by the Company by approximately $300,000 in the third quarter of 1998. The Company and US Airways are exploring methods to rectify the situation, and the Company has received assurances that such rectification will be applied retroactively to the third quarter of 1998. The Company has not yet recorded the amount of the benefit it will receive.


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

                                         Cost per ASM -
                                         Quarter Ended
                                          September 30,
                                           (in cents)
                                        ----------------
                                        1998        1997
                                        ----        ----
      Flight operations                  6.4         7.5
      Fuel and oil                       1.6         2.0
      Maintenance                        5.0         4.7
      Ground operations                  3.5         3.0
      Advertising, promotions,
       commissions                       3.1         3.4
      General and administration         1.1         1.4
      Depreciation and amortization      0.3         0.6
                                       -----       -----
                                        21.0        22.6
                                       =====       =====

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

For the Nine Months Ended September 30, 1998 Compared to Nine Months Ended
--------------------------------------------------------------------------
September 30, 1997
------------------

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


      Cash utilized by operating activities was $796,000 for the nine months ended September 30, 1998. The primary sources of cash were net income, depreciation, and the increase in accrued expenses, for a total of $4,822,000. The major uses of cash were increases in accounts receivables, prepaid expenses, deferred costs and inventories and the reduction of accounts payable, aggregating to $5,914,000.

      The Company has capitalized certain expenditures relating to the acceptance and integration of new aircraft into its fleet. These expenditures have been funded by cash expenditures and increases in accounts payable and accrued expenses. As a result of SOP 98-5 (see "New Accounting Pronouncements" below), the Company will record a cumulative effect of a change in accounting principle of approximately $699,000 on January 1, 1999.


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

      In September, 1998, the Company signed a five-year, $1,100,000 subordinated note with its local bank. The interest rate was 13.75%, and the Company issued 145,588 warrants in conjunction with the note's issuance. Principal payments begin in the thirteenth month after closing. The proceeds were used for general corporate purposes.

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

      Year 2000 Compliance
      --------------------

      The Company has evaluated its information infrastructure for Year 2000 compliance. Substantially all of the systems operated under license agreements, including mainframe operation, maintenance, operations scheduling, and general ledger packages, are either compliant or in the final updating and testing phases for Year 2000 compliance. The Company expects to complete this process in early 1999. The Company has not completed its process of evaluating non-information technology systems. The Company also depends upon passenger reservations, operational control, revenue accounting and banking systems maintained by other companies, vendors and government entities. The Company has utilized internal personnel to evaluate and rectify Year 2000 issues when possible. All other software modifications have been performed under annual software maintenance contracts at no additional cost to the Company. Expenses incurred to complete software updates on these systems has not been substantial; any incremental expenses incurred in these modifications have been expensed as incurred. In the event that any system utilized by the Company is not Year 2000 compliant, the Company's operations and operating results, and liquidity could be materially adversely affected. The length of time and extent to which the Company may be affected by noncompliance of any systems utilized in operations has not been determined. The Company has not yet developed a contingency plan to address the possible consequences of information and operational system failures due to Year 2000 compliance issues. Contingency plan alternatives will be reviewed and addressed in 1999 following final verification of third party system Year 2000 compliance.


     New Accounting Pronouncements
     -----------------------------

     In June, 1997 the FASB issued Statement of Accounting Standards No. 130, "Reporting Comprehensive Income". This statement establishes standards for reporting and displaying comprehensive income, defined as revenues, expenses, gains and losses that under GAAP are not included in net income, in financial statements issued for fiscal years beginning after December 15, 1997. Management believes that the adoption of Statement No. 130 will not have an impact on the financial statements of the Company.

     In July, 1997, the FASB issued Statement of Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information". Under this statement, disclosures are required for each reportable segment; reportable segments are defined by the structure management employs to segregate the company for decision-making purposes. The Company does not anticipate any additional disclosures as a result of the adoption of Statement No. 131.

     Statement of Accounting Standards No. 132, "Employers Disclosures about Pensions and Other Post Retirement Benefits" was issued by the FASB in February, 1998. This statement revises the disclosure requirements of previously issued FASB pronouncements, SFAS No. 87 and SFAS No. 106. The Company does not anticipate the adoption of this statement in 1998 will impact the Company's results of operations or financial position.

     In April 1998, the AICPA issued its Statement of Position 98-5, "Reporting on the Costs of Start-up Activities", which requires that start-up and preoperating costs be expensed as incurred and becomes effective for fiscal years beginning after December 15, 1998. Any unamortized deferred assets must be written off on the effective date. Accordingly, the Company will be required to write off its unamortized deferred asset balance as of January 1, 1999, which will be reflected as a cumulative effect of a change in accounting principle of approximately $699,000.



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



December 3, 1998


                                          CCAIR, Inc.


By:   /s/  Kenneth W. Gann                By:   /s/  Eric W. Montgomery
      -----------------------------             ------------------------------
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