Form 10-K
period 1998-12-31
CCAIR INC
filed 1999-03-31
CIK 850922

--------------------------------------------------------------------------------


                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934 (FEE REQUIRED)

For Fiscal Year Ended DECEMBER 31, 1998
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934 (NO FEE REQUIRED)

For the transition period from __________________  to  __________________
Commission file number            0-17846
                         ------------------------

                                   CCAIR, INC.
          DELAWARE                                  NO. 56-1428192
State or other jurisdiction of                     I.R.S. Employer ID
incorporation or organization

     P. O. BOX 19929, CHARLOTTE, NC                     28219-0929
     (Address of principal executive offi               (Zip Code)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229,405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of Common Stock held by non-affiliates (based upon the closing price for the Common Stock on the small-cap stock market of the National Association of Securities Dealers Automated Quotation System) on March 16, 1999 was approximately $29,138,509.

As of March 16, 1999, there were 8,965,695 shares of $0.01 par value Common Stock outstanding.

                       Documents Incorporated by Reference

Portions of the Registrant's Definitive Proxy Statement, to be filed with the Commission not later than 120 days after the end of the Registrant's fiscal year ended December 31, 1998, are incorporated by reference in Part III hereof, as specified.



--------------------------------------------------------------------------------

                                   CCAIR, INC.

                              1998 FORM 10-K REPORT

                                TABLE OF CONTENTS


                                     PART I
                                                                             PAGE NO.
                                                                             -------
Item 1. Business................................................................ 1
Item 2. Properties.............................................................. 7
Item 3. Legal Proceedings....................................................... 8
Item 4. Submission of Matters to a Vote of Security Holders..................... 8


                                     PART II


Item 5. Market for Registrant's Common Equity and Related
        Stockholder Matters..................................................... 8
Item 6. Selected Financial Data................................................. 9
Item 7. Management's Discussion and Analysis of Financial
        Condition and Results of Operations.....................................11
Item 7A.Cuantitative and Qualitative Disclosure About Market Risk...............26
Item 8. Financial Statements and Supplementary Data.............................26
Item 9. Changes in and Disagreements with Accountants on
        Accounting and Financial Disclosure.....................................26


                                    PART III


Item 10. Directors and Executive Officers of the Registrant.....................26
Item 11. Executive Compensation.................................................28
Item 12. Security Ownership of Certain Beneficial
         Owners and Management..................................................30
Item 13. Certain Relationships and Related Transactions.........................32


                                     PART IV


Item 14. Exhibits, Financial Statement Schedules and Reports
         on Form 8-K............................................................33


         Index to Financial Statements and Schedules............................F-1

         Index to Exhibits......................................................E-1


CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

        Certain of the statements made in this Report and in documents incorporated by reference herein, including matters discussed under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations", as well as oral statements made by CCAIR, Inc. (the "Company") or its officers directors or employees, may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The words "expect", "anticipate", "intend", "plan", "believe", "seek", "estimate" and similar expressions are intended to identify such forward-looking statements; however, this Report also contains other forward-looking statements in addition to historical information. Such forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to differ materially from historical results or from any results expressed or implied by such forward-looking statements. Such factors include, without limitation, economic conditions, weather conditions, events affecting the operations of US Airways, labor costs, demand for air transportation in the markets in which the Company operates and other risks and uncertainties listed from time to time in the Company's reports to the United States Securities and Exchange Commission.


                                     PART I

ITEM 1.        BUSINESS

GENERAL

        CCAIR, Inc. (the "Company") is a Charlotte, North Carolina based regional air carrier providing regularly scheduled passenger service to 25 cities in Florida, Georgia, Kentucky, Ohio, North Carolina, South Carolina, Virginia, and West Virginia, primarily from a hub at the Charlotte/Douglas International Airport. The Company currently operates a fleet of 26 turboprop passenger aircraft with 1,288 weekly departures scheduled over a route system covering approximately 255,000 miles. The Company was incorporated under Delaware law in July 1984 under the name Sunbird Airlines 1984, Inc. for the purpose of purchasing substantially all of the assets of Sunbird Airlines, Inc. The Company changed its name to CCAIR, Inc. in January 1986.

        The Company's business has principally involved providing service for business travelers from small- and medium-sized communities in its market area to connecting flights of major carriers, principally US Airways, Inc. ("US Airways"), at its largest hub of operations at the Charlotte/Douglas International Airport. In addition, the Company operates a small number of flights into Raleigh, North Carolina. In order to market the Company's services, the Company has an agreement with US Airways that permits the Company to operate under the name "US Airways Express" and to charge their joint passengers on a combined basis with US Airways. (See discussion under "Business Agreement with US Airways" below). The Company believes that its use of US Airways "US" flight designator code continues to be the most significant factor contributing to its ability to compete for passengers and to its historical growth.

        In February, 1998 the Company and its Board of Directors adopted a resolution to change the Company's fiscal year end from June 30 to December 31. The new fiscal year end more closely coincides with the Company's annual business cycle. Unless otherwise indicated, references in this Annual Report to years mean the Company's January 1 to December 31 fiscal years, "fiscal 1998" means the fiscal year that began on January 1, 1998 and ended on December 31, 1998 and references to the "1997 transition period" mean the six-month period that began on July 1, 1997 and ended December 31, 1997.

        Mesa Air Group, Inc. ("Mesa"), a regional air carrier whose subsidiaries have code-sharing agreements with US Airways and America West and the Company announced in August, 1998 that they had signed a Letter of Intent whereby Mesa would acquire the Company. On January 28, 1999, Mesa and the Company entered into a Merger Agreement whereby the Company will become a wholly-owned subsidiary of Mesa. The transaction would be valued at approximately $50 million (including $15 million of debt assumed) and is intended to be accounted for as a pooling of interests. The acquisition is an all stock transaction whereby Mesa would acquire all outstanding shares of the Company's common stock by issuing Mesa shares equivalent in value to $4.35 for each share of the Company's common stock, subject to a maximum of .6214 shares (at a Mesa share price of $7.00) and a minimum of .435 shares (at a Mesa share price of $10.00). Consummation of the transaction is subject to certain conditions, including receipt of regulatory approval, shareholder approval from both the Company's shareholders (as to the merger) and Mesa shareholders (as to the issuance of Mesa shares in the merger), and satisfaction of closing conditions specified in the Merger Agreement.

FLEET COMPOSITION

        The Company initiated a fleet restructuring plan during the 1997 transition period (see "Properties - Fleet" and Note 7 of the Company's Financial Statements). The following table sets forth certain information with respect to the Company's passenger aircraft:



                        PASSENGER                NUMBER OF AIRCRAFT          1998             1998         FLEET
AIRCRAFT                CAPACITY                 IN SERVICE 12/31/97      DELIVERIES       RETIREMENTS    12/31/98
--------                ---------------------   -----------------------  -----------       -----------   ----------
Jetstream 31                    19                  14                          0              14           0
Jetstream Super 31              19                   2                         18               4          16
Dash 8-100                      37                   4                          6               0          10
                                                    --                         --              --          --
                                                    20                         24              18          26


BUSINESS AGREEMENT WITH US AIRWAYS

        Approximately 80% of the Company's passenger revenue is generated by passengers who are connecting with US Airways flights and is determined under an agreement for the sharing of joint passenger fares and division of revenue with US Airways (the "Agreement"). On March 5, 1999, the Company and US Airways announced the extension of the Agreement through December 31, 2003.

        The Agreement provides that it may be terminated upon 180 days prior written notice for any reason by either US Airways or the Company or upon sixty
(60) days prior written notice by US Airways under certain conditions, including: (i) the Company's failure to maintain at least a minimum required operating schedule; (ii) if during any one month the Company's flight completion percentage is less than 95% due to cancellations attributable to maintenance or operational deficiencies within the Company's control; (iii) the Company's failure to comply with the trademark licensing provisions of the Agreement; (iv) the initiation of a bankruptcy or similar proceeding for the Company or its assets; or (v) the Company's failure to perform, keep or observe terms, conditions or covenants after notice by US Airways; or (vi) a change of control or ownership of 51% or more of the Company's common stock or a change in the Company's President or Chief Executive Officer without the consent of US Airways.

        The Agreement provides for coordinating schedules and reservations, joint fares and advertising. In addition, the Agreement provides that US Airways or its affiliates will provide to the Company check-in, ticketing, baggage handling and security services at fourteen (14) airports including Charlotte/Douglas International Airport in Charlotte, North Carolina. As of February 1, 1994, the Company assumed total responsibility for ground operations at Concourse D of the Charlotte/Douglas International Airport from US Airways pursuant to an agreement that requires US Airways to reimburse the Company monthly for expenses incurred.

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

        The Agreement is a significant factor in the Company's operation and termination of the Agreement would have a material adverse effect on the Company's business. Additionally, the Company's business could also be adversely affected by events that adversely affect US Airways, such as changes in US Airways financial condition or negative publicity in the event of an accident involving US Airways.

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

        The Company typically experiences lower passenger load factors, meaning percentage of seats occupied, in January and February of each year. This can be attributed to reduced business travel following the holiday periods, reduced leisure travel during the winter months and adverse weather conditions in the Company's operating area, which results in increased flight delays and cancellations. These seasonal factors have generally resulted in reduced revenues, profitability and cash flow for the Company during this period.


ROUTES

        The Company operates a "hub and spoke" route system with Charlotte as its hub. The Company's operations are a component of the "hub and spoke" route system strategy employed by US Airways at Charlotte. The Company's route system currently includes service between Charlotte/Douglas International Airport and eighteen (18) other airports as well as service between Raleigh/Durham, North Carolina and five (5) other airports.

        The following table sets forth selected information about the Company's route system and scheduling as of March 3, 1999:

                                          DATE SERVICE         FLIGHTS OPERATED
                                          COMMENCED               PER WEEKDAY
                                          -------------        ----------------
      Florida:
             Gainesville                  August 1998                4
             Tallahassee1                 October 1998               8
             Miami2                       October 1998               4
      Georgia:
             Athens                       May 1985                   3
             Augusta                      May 1985                   8
             Columbus                     November 1994              4
      North Carolina:
             Asheville3                   May 1985                   2
             Charlotte                    May 1985                  81
             Greenville                   May 1985                   9
             Hickory                      May 1985                   8
             Jacksonville                 May 1995                   5
             Kinston                      July 1985                  5
             Raleigh/Durham               May 1985                  12
             Rocky Mount/Wilson           July 1986                  5
             Southern Pines/Pinehurst     October 1991               4
             Winston-Salem                May 1985                   3
      South Carolina:
             Charleston3                  April 1995                 4
             Greenville/Spartanburg4      May 1985                   6
             Myrtle Beach3                May 1998                   1
      Kentucky:
             Lexington                    May 1993                   4
      Ohio:
             Cincinnati                   July 1993                  4
      Virginia:
             Lynchburg                    May 1995                   7
             Norfolk3                     February 1995              4
      West Virginia:
             Huntington                   April 1987                 4
             Greenbrier/Lewisburg         February 1995              1
                                                                     200

        1   Serviced through Charlotte, North Carolina and Miami, Florida.
        2   Serviced through Tallahassee, Florida.
        3   Serviced through Raleigh-Durham, North Carolina.
        4   Serviced through Charlotte and Raleigh-Durham, North Carolina.

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

        The Company's average fare per passenger decreased in fiscal 1998 as compared to the twelve-month period ended December 31, 1997, declining from $84.36 to $81.38. This decrease was principally due to the addition of several low-yielding flights in the spring and summer of 1998: Raleigh, North Carolina to Savannah, Georgia and Raleigh to Myrtle Beach, South Carolina. The Company subsequently ceased service to Savannah in the fourth quarter of 1998. Revenue per available seat mile increased over the same periods from 22.5(cent) to 24.1(cent) as the Company's increase in load factor more than offset the decline in average ticket price. During fiscal 1997 the Company realized improved average passenger fares of $84.41, comparing favorably with fares of $82.25 in fiscal 1996. The annual average fare increased as a result of a proportional increase in high-yield business traffic. The Company projects fares to remain at levels achieved in 1998 throughout 1999. However, many factors, including, but not limited to, competition, actions by US Airways, fuel costs, regulation and general economic conditions can impact fares charged by the Company and joint fares shared with US Airways.


WORKING CAPITAL

        The Company's air traffic receivables are settled through the Airlines Clearing House and collected monthly, one month in arrears. To reduce the cash flow issues caused by the collection of receivables one month in arrears, the Company has obtained a line of credit in the amount of $4.0 million from British Aerospace Asset Management ("BAAM"), an affiliate of British Aerospace, Inc. ("BAI"), with seasonal, temporary increases to $4.5 million.

        Under the line of credit, the air traffic receivables, after set-off of amounts due US Airways and other airlines, are transferred from the Airlines Clearing House to a pledge account with a bank. From that account, in accordance with irrevocable instructions, funds are transferred to BAAM to pay for any sums due under the line of credit and then to Jet Acceptance Corporation ("JACO"), an affiliate of BAI, for payments due under lease and debt obligations. The balance in the pledge account is then paid to the Company.

MARKETING

        The Company's services are promoted primarily through displays in most airlines' computer reservation systems and the Official Airline Guide and through direct contact with travel agencies and corporate travel departments. The Company and US Airways have agreed to coordinate advertising and public relations for the US Airways Express program. In addition, the Company's passengers benefit from through-fare ticketing with US Airways.

        The Company's services are also advertised on a cooperative basis with US Airways. The Company, from time to time, has offered promotional fares to introduce new service and to stimulate traffic on special occasions and holidays. The Company also has ticket arrangements with major United States and foreign air carriers that allow these carriers to write interline tickets on the Company's flights.


COMPETITION

        The airline industry is highly competitive and volatile. Airlines compete in the areas of pricing, scheduling (frequency and timing of flights), on-time performance, type of equipment, cabin configuration, amenities provided to passengers, frequent flyer plans, travel agents' commissions and the automation of travel agents' reservations systems. Further, because of the Deregulation Act, airlines are currently free to set prices and establish new routes without the necessity of seeking governmental approval.

        The Company believes that the Deregulation Act facilitated its entry into scheduled air service markets and will allow it to compete on the basis of service and fares. The Deregulation Act, however, makes possible the entry of other competitors, which potentially have substantial financial resources and experience, creating the potential for intense competition among regional air carriers in the Company's markets.

        The Company believes its code-sharing agreement provides a significant competitive advantage in Charlotte, North Carolina where its major partner has a predominant share of the market. The ability to control connecting passenger traffic by offering a superior service makes it very difficult for other regional airlines to compete at such hubs. In addition to the enhanced competitive edge offered by the code-sharing agreements, the Company competes with other airlines by offering frequent flights, flexible schedules and numerous fare levels.

        The Company's reliance on its code-share agreement with US Airways for the majority of its revenue means that it must rely on the ability of US Airways to adequately promote its service and to maintain its market share. Competitive pressures by low-fare carriers and price discounting among major airlines could have an adverse effect on US Airways and therefore adversely affect the Company.

        There are several airlines that operate as US Airways Express, and to the extent that CCAIR cannot provide safe, reliable and competitive service as US Airways Express, US Airways could reassign its routes to other US Airways Express carriers.

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


EMPLOYEES

        On December 31, 1998 the Company had 663 full-time and 78 part-time employees, classified as follows:

                      CLASSIFICATION         FULL-TIME PART-TIME
                      --------------        ---------------------

                      Pilots                   212           --
                      Flight Attendants         44           --
                      Maintenance Personnel     73           --
                      Station Personnel        246           78
                      Administrative            88           --
                                              ----         ----
                                               663           78


        The Company has three organized employee groups; pilots are represented by the Air Line Pilots Association (ALPA), its flight attendants by the Association of Flight Attendants (AFA) and its mechanics by the International Brotherhood of Teamsters (Teamsters).

        The ALPA collective bargaining agreement was renewed on November 6, 1998 and becomes amendable on October 31, 2002. The Company's contract with the AFA was renewed on May 16, 1996 and will become amendable on May 16, 2001. The Company's contract with the Teamsters was ratified on July 15, 1998 and becomes amendable on December 31, 2001. The Company believes that the wage rates and benefits for its employee groups are comparable to similar groups at other regional airlines and is unaware of other significant organizing activities by labor unions among its employees at this time. The Company believes that relations with its employees are favorable.


FUEL

        Fuel costs constitute 8% to 11% of the Company's total normal operating expenses. The Company obtains substantially all of its fuel under a consortium agreement with other airlines. This arrangement, however, does not assure the Company access to any specified quantity of fuel and prices thereunder reflect market prices for fuel. To date, this arrangement has provided adequate supplies of fuel for the Company.


INSURANCE

        The Company carries types and amounts of insurance customary in the airline industry, including coverage for public liability, passenger liability, property damage, product liability, aircraft loss or damage, baggage and cargo liability and workers compensation. The Company carries a $150 million combined single limit aircraft liability and comprehensive general liability policy and a $25 million per occurrence aggregate personal injury policy, except with respect to passengers, which is a $150 million per occurrence aggregate policy. In addition, the Company's aircraft are insured to the full value stipulated in their respective leases.


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

        The Company applied for a Certificate of Public Convenience and Necessity under Section 401(d)(1) of the Federal Aviation Act (the "401 Certificate") in order to facilitate aircraft financing. The 401 Certificate was granted on September 10, 1992. The DOT grants 401 Certificates upon a determination that the airline is financially fit and its management possesses the requisite qualifications to operate an airline. The Company is subject to the DOT's continuing managerial and financial fitness requirements.

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


THE ESSENTIAL AIR SERVICE PROGRAM

        Pursuant to the Airline Deregulation Act of 1978, certain communities in the United States are guaranteed specified levels of essential air service (the "EAS Program"). The EAS Program provides for the payment of compensation to carriers which volunteer to provide subsidized essential air service and are selected by the DOT to provide such service. The Company has received subsidy payments under the EAS Program for Danville and Shenandoah Valley, Virginia. The Company received no DOT subsidy payments in the 1998 transition period or in fiscal 1997. In fiscal 1996, subsidy payments comprised 0.5% of the Company's operating revenues. Under provisions in the EAS Program, the Company ceased service to Danville in October, 1995 and ceased to receive subsidized compensation for service to Shenandoah Valley effective July, 1996. The Company does not anticipate initiating service to cities under the EAS program in 1999.


ITEM 2.        PROPERTIES


GROUND FACILITIES

        The Company presently occupies approximately 11,018 square feet of office space in the Charlotte/Douglas International Airport's old terminal building, in Charlotte, North Carolina and 30,000 square feet of hangar space and 10,000 square feet of space for operations, also at the Charlotte/Douglas International Airport. The office space is used for the Company's principal executive and administrative offices and the hangar facility contains the Company's maintenance operations for its aircraft, as well as maintenance support and inventory. The office space and hangar facility are leased under commercial use permits with the City of Charlotte, North Carolina. The permits are a month-to-month tenancy with an annual rental of $163,500 and are cancelable upon thirty (30) days notice by either party.

        The Company's counter, baggage, gate and ramp spaces at the airports served by the Company are provided by US Airways and its affiliates except at nine (9) airports where the space is leased from the airport authorities. With respect to the ground operations at Concourse D of the Charlotte/Douglas International Airport, the Company provides those services under contract with US Airways. US Airways reimburses the Company for its costs in providing such services.


FLEET

        The Company has simplified its fleet by eliminating unprofitable aircraft types while retaining the operating flexibility necessary to respond to changes in market conditions. The first step was an agreement with an aircraft lessor whereby the nine Shorts aircraft leased by the Company were returned to the lessor in exchange for certain financial considerations (see Management Discussion and Analysis - Liquidity and Capital Resources for further discussion). The Shorts aircraft were retired from service with the last Shorts aircraft having ceased operating scheduled service for the Company on January 5, 1998.

        Under the accord reached with an aircraft lessor in November, 1997 the Company agreed to replace its fourteen Jetstream 31 aircraft with twenty Jetstream Super 31 aircraft. In return for renegotiated lease rates, the Company agreed to lease fourteen of the Jetstream Super 31 aircraft for seven years, and the additional six Jetstream Super 31 aircraft until December 31, 1998. The Company returned four of the six Jetstream Super 31 aircraft at the end of the lease term and agreed to lease two until December 31, 1999. The Jetstream Super 31 aircraft are newer and faster than the predecessor Jetstreams, and can operate with fewer weight restrictions.

        The Company leases four Dash 8-100 aircraft from one lessor that have leases which extend to 2007. The Company acquired, via operating leases, six additional Dash 8-100 aircraft in 1998. These leases expire in 15 to 82 months.

MAINTENANCE OF AIRCRAFT

        The engines on all of the Company's aircraft are maintained under a continuous airworthiness maintenance program. The engines on the Company's Jetstream aircraft undergo disassembly inspection and repair after every 3,500 hours of operation. This interval is based on the manufacturer's approved sampling program which allows for escalation at 500-hour intervals after the completion of a satisfactory engine overhaul. The engines on the Dash 8 aircraft are on an "on condition" program with a 12,000-hour evaluation for repair or overhaul. This interval is also based on the manufacturer's recommendation.

        The Jetstream Super 31 aircraft are covered by a "power by the hour" program offered by a subsidiary of the aircraft manufacturer. Under this program, the Company pays a fixed cost per flight hour which covers the eventual repair and/or overhaul of the major components of the aircraft, including engines, propellers and landing gears.

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



                                     PART II


ITEM 5.        MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
               STOCKHOLDER MATTERS

        The Company's common stock was first sold to the public in July of 1989, when the Company completed an initial public offering of 1,904,518 shares of common stock, of which 1,283,872 shares were sold by the Company and the balance was sold by existing Company stockholders. The Company's common stock is traded in the over-the-counter market, called the SmallCap Stock Market of NASDAQ. The common stock is quoted under the symbol "CCAR". The following table sets forth the high and low bid quotations for the Company's common stock in the over-the-counter market as reported by NASDAQ for the quarters of the last three
(3) fiscal years and for the 1997 transition period. These over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

                      FISCAL YEAR ENDED
                      DECEMBER 31, 1998     HIGH           LOW
                      -----------------     ----           ---

                      First Quarter         3.750         2.625
                      Second Quarter        4.500         3.000
                      Third Quarter         5.375         3.250
                      Fourth Quarter        3.875         2.688

                      1997 TRANSITION PERIOD ENDED
                      DECEMBER 31, 1997     HIGH           LOW
                      ------------------    ----           ---

                      First Quarter         3.469         1.875
                      Second Quarter        4.063         2.313

                      FISCAL YEAR ENDED
                      JUNE 30, 1997         HIGH           LOW
                      ----------------      ----           ---
                      First Quarter         2.313         1.438
                      Second Quarter        2.063         1.438
                      Third Quarter         2.031         1.688
                      Fourth Quarter        2.000         1.813

                      FISCAL YEAR ENDED
                      JUNE 30, 1996         HIGH           LOW

                      First Quarter         3.938         2.250
                      Second Quarter        2.625         1.875
                      Third Quarter         2.375         1.500
                      Fourth Quarter        2.375         1.625

        At March 16, 1999 there were approximately 343 stockholders of record.

        The transfer agent for the Company's common stock is First Union National Bank of North Carolina, Charlotte, North Carolina.

        During its 1997 transition period and its 1998 fiscal year, the Company did not pay cash dividends on its common stock. Based upon its forecast, the Company does not plan to pay cash dividends in 1999.


ITEM 6.        SELECTED FINANCIAL DATA (IN THOUSANDS, EXCEPT INCOME PER SHARE)


                                  YEAR ENDED           SIX-MONTH PERIOD ENDED
                                 DECEMBER 31,         DECEMBER 31,           YEAR ENDED JUNE 30,
                              ---------------     -----------------  -------------------------------
                              1998      1997(2)   1997      1996(2)   1997      1996      1995
                              -----     ----      ----      -----     ----      ----      ----
                                            (Unaudited)                    (Unaudited)

Statement of operations data:
  Operating revenues:
    Passenger                $70,410    $65,752   $32,212   $33,480   $67,020   $64,482   $60,804
    Public service               ---      ---       ---       ---       ---         353       695
    Other                        915      1,578       624       513     1,467     1,399     1,540
                           ---------      ----- ---------   ------- ---------   -------   -------
          Total operating
           revenues           7l,325     67,330    32,836    33,993    68,487    66,234    63,039
                              ------   --------   -------   -------  --------   -------   -------

  Operating expenses:
    Flight operation          21,569     22,389    10,523    11,673    23,539    23,490    22,416
    Fuel and oil               5,016      6,125     2,813     3,805     7,117     6,262     5,406
    Maintenance materials,
     repairs and overhead     14,386     14,192     7,617     5,806    12,381    12,566    11,619
    Ground operations         10,548      8,640     4,463     4,196     8,373     7,839     7,391



                                       YEAR ENDED         SIX-MONTH PERIOD ENDED
                                      DECEMBER 31,        DECEMBER 31,            YEAR ENDED JUNE 30,
                                    ---------------      -----------------  ------------------------------
                                      1998      1997(2)   1997      1996(2)   1997      1996      1995
                                     -----      -----     ----      -----     ----      ----      ----
                                        (Unaudited)        (Unaudited)

    Advertising, promotion
     and commissions                  9,939      9,875     4,847     4,839     9,868     9,104     9,007
    General and administrative        4,577      4,804     2,656     1,967     4,115     4,273     4,802
    Fleet restructuring
     and other nonrecurring
     charges                           ---       9,881     9,881      ---       ---       ---       ---
    Depreciation and
     amortization                       934      1,518       740       921     1,699     1,814     1,845
                                    -------   -------- ---------  --------  --------   -------   -------
          Total operating
           expenses                  66,969     77,424    43,540    33,207    67,092    65,347    62,486
                                    -------    -------   -------   -------   -------   -------   -------
          Operating income
           (loss)                     4,356    (10,094)  (10,704)      786     1,395       886       553
  Interest expense                   (1,073)      (977)     (641)     (407)     (742)     (761)     (920)
 Other income (expense), net             97         38        27        (3)        8       (11)        5
                                    -------    ------- ----------- ---------- ----------  --------- -----
  Income (loss) before
   income taxes                       3,380    (11,033)  (11,318)      376       661       114      (362)
  Provision for income taxes           ---        (141)     ---        ---      (141)      (18)      ---
                                    --------- -------- -------------------------------- --------- -------
  Net income (loss) before
   cumulative effect of
   a change in accounting
   principle                          3,380    (11,174)  (11,318)      376       520       96       (362)

  Cumulative effect on prior
   years (to June 30, 1997)
   of changing to the
   accrual method for major
   component overhauls                ---      (12,982)  (12,982)    ---      ---      ---        ---
                                    -------    -------   ------------------------------------------------
          Net income (loss)         $ 3,380   $(24,156) $(24,300) $    376  $    520 $      96     $(362)
                                    =======   ========  ========= ========  ======== =========  ========

Basic income (loss) per share       $   .40   $  (3.10)  $ (3.10)  $   .05   $    .07  $   .01     $(.05)
                                    ======== ========= =================== =================== =========

Weighted average common
 shares outstanding                   8,541      7,792     7,842     7,741     7,741     7,565     7,382
                                    =======    =======    ======    ======    ======    ======    ======
Diluted income (loss) per share     $   .36    $ (3.10)  $ (3.10)  $   .05   $   .07   $   .01   $  (.05)
                                  ========= ============================= =================== =========
Weighted average common
 and common equivalent
 shares outstanding                   9,261      7,792     7,842     7,954     7,999     7,969     7,382
                                    =======     ======    ======    ======    ======    ======    ======
Cash dividends declared
 per common share                      - -        - -       - -       - -       - -       - -       - -
                                  ========== ============================================================

Balance sheet data:
  Current assets                   $10,199    $ 8,751   $ 8,751   $ 8,714   $13,458   $14,165   $ 9,713
  Current liabilities               15,324     25,651    25,651    10,738    16,998    15,525    10,272
  Net property and
    equipment                        4,220      3,354     3,354    12,676    13,683    12,332    12,406
  Total assets                      15,166     12,140    12,140    22,022    27,971    27,130    22,153
  Long-term debt, less
    current portion (1)             10,625      2,642     2,642     5,071     3,346     4,010     4,876
  Shareholders'
    equity (deficit)               (11,082)   (16,154)  (16,154)    6,213     6,357     5,837     5,032

(1) See Note 9 to financial statements regarding certain capital lease obligations which are included in long-term debt in this schedule.

(2) The Company changed its fiscal year end to December 31 effective July 1, 1997. This resulted in a six-month transition period commencing July 1, 1997 and ending December 31, 1997 . The unaudited results of the twelve-month period ended December 31, 1997 are presented for the purpose of comparison to the fiscal year ended December 31, 1998, and the unaudited results of the six-month period ended December 31, 1996 are presented for the purpose of comparison to the transition period ended December 31, 1997.

RESULTS OF OPERATIONS

        The following table sets forth selected operating data relating to the Company's passenger service for the fiscal year 1998 and the comparative twelve months in 1997, transition period ended December 31, 1997 and the comparative six months in 1996, and fiscal years 1997 and 1996.

                                            YEAR ENDED        SIX-MONTH PERIOD ENDED
                                           DECEMBER 31,            DECEMBER 31,     YEAR ENDED JUNE 30,
                                        -----------------         ---------------   ----------------------
                                        1998          1997        1997         1996         1997        1996
                                        ----          ----        ----         ----         ----        ----
                                              (Unaudited)               (Unaudited)

Operating revenue (000)                 $71,325      $67,330      $32,836      $33,993      $68,487      $66,234
Operating expense, net of
 restructuring and other
 nonrecurring charges (000)              66,969       67,543       33,659       33,208       67,092       65,347
Revenue passengers carried              865,173      779,450      396,799      411,362      794,013      783,997
Revenue passenger miles (000) (1)       167,445      142,916       72,417       76,068      146,567      144,695
Available seat miles (000) (2)          292,458      279,527      134,831      160,390      305,086      311,967
Passenger load factor (3)                57.3%        51.1%         53.7%        47.4%        48.0%        46.4%
Passenger breakeven load factor (4)      54.6%        52.0%         56.1%        46.9%        47.6%        46.3%
Yield per revenue passenger mile (5)     42.0(cent)   46.0(cent     44.5(cent)   44.0(cent)   45.7(cent)   44.5(cent)
Passenger revenue per available
 seat mile                               24.1(cent)   22.5(cent)    23.9(cent)   20.9(cent)   22.0(cent)   20.7(cent)
Operating cost per available
 seat mile (6)                           22.9(cent)   24.2(cent)    25.0(cent)   20.7(cent)   22.0(cent)   20.9(cent)
Average passenger trip (miles)          193.5        183.4         182.5        184.9        184.6        183.9
Average passenger fare                  $81.38       $84.36        $81.18       $81.39       $84.41       $82.25
Completion factor                        96.9%        96.3%         96.4%        96.3%        95.9%        95.1%


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

ITEM 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS




        The following table sets forth selected operating data relating to the Company's passenger service for each quarter of fiscal year 1998 (see Note 16 of the financial statements):


                                                         1998 QUARTERLY DATA
                                               ----------------------------------------
                                                FIRST      SECOND     THIRD      FOURTH
                                               QUARTER    QUARTER    QUARTER    QUARTER
                                               -------    -------    -------    -------

Operating revenue (000)                        $14,563    $18,083    $18,068    $20,601
Operating income (loss) (000)                      733      2,422      1,313     (  112)
Net income (loss) (000)                            549      2,103      1,098     (  370)
Earnings (loss) per share                          .06        .23        .12     (  .04)

Passengers carried                             162,795    218,415    239,404    244,559
Revenue passenger miles (000)                   29,416     39,488     45,646     52,895
Available seat miles (000)                      54,368     64,973     79,744     93,373
Passenger load factor                            54.1%      60.8%      57.2%      56.6%
Passenger breakeven load factor                  52.0%      53.6%      53.7%      57.6%
Yield per revenue passenger mile                 48.7(cent) 45.2(cent) 39.1(cent) 38.5(cent)
Average passenger trip (miles)                   180.7      180.8      190.7      216.3
Average passenger fare                         $ 88.05    $ 81.71    $ 74.57    $ 83.31
Operating cost per available
 seat mile                                       25.4(cent) 24.1(cent) 21.0(cent) 22.2(cent)


FISCAL 1998

        The Company recognized $3,380,000 in net income in 1998 versus a loss of $24,300,000 in the same period in 1997. The loss in 1997 exclusive of nonrecurring charges and changes in accounting method was $1,437,000. Operating revenues increased 5.9%, from $67,330,000 to $71,325,000, and operating expenses exclusive of nonrecurring charges decreased from $67,543,000 in 1997 to $66,969,000 in 1998, a 0.8% reduction. Diluted income per share was $.36 in 1998 versus a loss of $3.10 in 1997.


        OPERATING REVENUES

        Operating revenues increased $3,995,000 (5.9%) for the year ended December 31, 1998 compared to the year ended December 31, 1997. This increase was primarily attributable to the additional capacity flown by the Company in 1998, as Available Seat Miles (ASMs) increased 4.6% in 1998 over the prior year. The capacity increase was the result of the Company's expansion into the state of Florida: four round trip flights from Charlotte, North Carolina to Gainesville were added in August, 1998, four round trip flights from Charlotte to Tallahassee were added in October, 1998 and four round trip flights from Tallahassee to Miami were also instituted in October, 1998. Passenger traffic, measured by Revenue Passenger Miles (RPMs), increased by 17.1% in fiscal 1998, as the load factor (percentage of seats occupied) increased from 51.1% to 57.3%, a 12.1% increase. Yield (passenger revenue per RPM) decreased to 42.0(cent) in 1998 from 46.0(cent) in the same period in 1997. The airline industry has a history of fare and traffic volatility. Even though the yield decreased by 8.7%, the revenue per ASM increased from 22.5(cent) for the twelve months ended December 31, 1997 to 24.1(cent) for 1998 as the reduction in yield was more than offset by the increase in load factor. The average passenger trip increased from
183.4 miles in 1997 to 193.5 miles in 1998 due to the addition of the longer stage length Florida service in 1998.

ITEM 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS



        OPERATING EXPENSES

==============================================================================================================
                                     1998                                  1997
                                    EXPENSE      COST         % OF        EXPENSE      COST         % OF
                                     (000)      PER ASM     REVENUES       (000)      PER ASM     REVENUES
--------------------------------------------------------------------------------------------------------------
==============================================================================================================
Flight operations                    $21,569     7.47(cent)   30.2%        $22,389     8.0(cent)    34.1%
--------------------------------------------------------------------------------------------------------------
Fuel                                $  5,016     1.7(cent)    7.0%        $  6,125     2.2(cent)    9.3%
--------------------------------------------------------------------------------------------------------------
Maintenance                          $14,386     4.9(cent)    20.2%        $14,192     5.1(cent)    21.6%
--------------------------------------------------------------------------------------------------------------
Ground operations                    $10,548     3.6(cent)    14.8%       $  8,640     3.1(cent)    13.1%
--------------------------------------------------------------------------------------------------------------
Advertising and commissions         $  9,939     3.4(cent)    13.9%       $  9,875     3.5(cent)    15.0%
--------------------------------------------------------------------------------------------------------------
General and administrative          $  4,577     1.6(cent)    6.4%        $  4,804     1.7(cent)    7.3%
--------------------------------------------------------------------------------------------------------------
Depreciation and amortization      $     934     0.3(cent)    1.3%        $  1,518     0.6(cent)    2.3%
--------------------------------------------------------------------------------------------------------------
     TOTAL                           $66,969     22.9(cent)   93.8%        $67,543     24.2(cent)  102.7%
==============================================================================================================

        Operating costs excluding fleet restructuring and other nonrecurring charges decreased $574,000 in 1998 over the twelve months ended December 31, 1997. The cost per ASM excluding fleet restructuring and other nonrecurring charges decreased 5.4% over the same period, as the Company realized cost reductions in flight operations expenses, fuel, and depreciation. These decreases were partially offset by increased ground operation expense.

        Flight operations expenses decreased by $820,000, or 3.6% in 1998 compared to the same period in 1997. The cost per ASM of flight operations decreased 7.5%. The Company benefited from reductions in hull insurance rates, and as a result hull insurance expense decreased $221,000 in 1998 compared to 1997. The reduced lease rates associated with the Jetstream Super 31 aircraft compared with the predecessor Jetstream 31 aircraft resulted in a $1,648,000 reduction in aircraft rent expense. Flight attendant expenses decreased by $167,000, as the Company operated a maximum of 10 aircraft necessitating cabin service in 1998 versus 13 in 1997. These expense reductions were offset by increased pilot expenses of $798,000, which resulted from increased flying and new pay rates which took effect in October, 1998 pursuant to the pilot contract ratified in November, 1998. This contract is amendable in 2002.

        Fuel expenditures declined $1,109,000, or 18.1% compared to 1997 as the cost of fuel per gallon decreased from $.820 in 1997 to $.628 in 1998, a 23.4% decline. Fuel consumption increased from 7.5 million gallons to 8.0 million gallons, or 6.7%. More fuel was consumed as a result of the increased flying in 1998. In 1998, fuel expense was 7.5% of operating costs; as such, the Company does not believe it is cost effective to attempt to manage fuel price risk. Thus, no derivatives or other off-balance sheet instruments are utilized for hedging purposes.

        Maintenance material, repairs and overhead increased $194,000 in 1998, although the cost per ASM decreased 3.9% in 1998 when compared to 1997. The power by the hour program on the Jetstream Super 31 aircraft resulted in reduced maintenance expense related to these aircraft in 1998 compared with 1997. This savings was offset by the increased costs associated with the six new Dash 8 aircraft added under operating leases in 1998. The Company incurred increased maintenance expense in the fourth quarter of 1998 as extra maintenance expenditures necessary to standardize this equipment to the same specifications of the four Dash 8 aircraft already operated by the Company.

        Ground operations expenses increased $1,908,000, from $8,640,000 in 1997 to $10,548,000 in 1998. Continuing with US Airways' commitment in 1997 to increase its performance in the areas of on-time performance and completed flights, the Company increased its staffing levels at the Charlotte station (Concourse D) to enhance customer satisfaction and improve operations. As such, the Charlotte station had payroll increases of $520,000 in 1998 compared to 1997. Contract handling charges increased by $332,000 in 1998, principally due to higher numbers of passengers being handled by others on behalf of the Company in 1998. These charges represent handling fees charged by other airlines, principally US Airways, at stations where the Company does not have employees and thus contracts the handling of its passengers.

ITEM 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS



        Ground operations at the new Florida stations cost the Company $449,000 in 1998. More inclement weather, higher passenger counts and increased training due to the conversion to a new reservations system in 1998 by US Airways, and consequently the Company, accounted for the rest of the increase in ground operations expenses in 1998 as compared to 1997.

        Advertising, promotion and commissions expense remained flat, increasing 0.6% in 1998 as compared to 1997. Reservations expense remained flat in 1998 as compared to 1997, as increased expenses related to higher passenger counts were offset by reductions in fees charged by US Airways based upon the Company's large percentage of traffic connecting to US Airways flights. Travel agency commissions were also relatively flat, as commission increases based upon higher revenues were offset by lower commission percentages paid in 1998 compared to 1997.

        General and administrative expenses decreased by $227,000, from $4,804,000 in 1997 to $4,577,000 in 1998. Passenger liability insurance decreased by $467,000 as reduced insurance rates more than offset traffic increases. These insurance reductions more than offset the increases in legal fees incurred by the Company in 1998. Negotiation of pilot and mechanic labor contracts in 1998 necessitated the utilization of significantly more legal services in 1998 than had been incurred in 1997.

        Depreciation and amortization expense decreased $584,000, or 38.5% in 1998 versus the same period in 1997 as a result of the write-off and reclassification of all assets related to the terminated leases for the Shorts and Jetstream 31 aircraft.

        The estimates of future results included above are based upon present information regarding operations and future trends. While the Company believes that the estimates constitute its best judgment on future results, the actual results may differ materially from the estimates.

1997 TRANSITION PERIOD

        The Company's operating results reflect the implementation of its fleet restructuring plan in the 1997 transition period. In October, 1997 the Company began returning its nine Shorts aircraft to the lessor to simplify its fleet structure and reduce its operating expenses. All Shorts aircraft were out of scheduled service by January 5, 1998. In addition, the Company contracted, in November, 1997, to replace its fourteen Jetstream 31 aircraft with twenty Jetstream Super 31 aircraft. In conjunction with these transactions, the Company recognized restructuring and other nonrecurring charges for the Shorts lease terminations, write-off and write-down of assets related to the terminated leases and estimated costs of compliance with return conditions in the terminated leases. Further discussion of the Company's restructuring is set forth below under "Liquidity and Capital Resources". Principally, as a result of recognizing restructuring and other nonrecurring charges of $9,881,000 and effecting a change in accounting method related to transitioning to the accrual method for major component overhauls which resulted in a charge of $12,982,000 to income, the Company recognized a $24,300,000 net loss in the 1997 transition period. In the 1997 transition period, operating revenues decreased $1,157,000 versus the same period in 1996, and operating expenses increased $452,000 in the 1997 transition period, exclusive of the restructuring and nonrecurring charges.

        Revenues for the six-month periods ended December 31, 1997 and 1996 were $32,836,000 and $33,993,000, respectively, which represents a 3.4% decline in the 1997 transition period. Passenger revenues decreased 3.8%, as revenue passenger miles (RPMs) decreased 4.8% and yield per passenger mile increased 1.1%. The phase-out of the Shorts aircraft resulted in a 15.9% reduction in available seat miles (ASMs) in the 1997 transition period as compared to the same period in the previous year. As a result of the fleet contraction, the Company ceased service between Charlotte and Shenandoah Valley, Virginia in July, 1997, suspended service between Charlotte and Montgomery, Alabama in September, 1997 and reduced the frequency of service to several other markets.

        The Company's revised schedule was effective in reducing low load factor flights. The 15.9% reduction in capacity only resulted in a 4.8% decrease in RPMs and a 3.5% reduction in passengers. The Company's load factor increased from 47.4% to 53.7%. The average passenger trip decreased from 184.9 miles to
182.5 miles as a result of the cessation of service from Charlotte to Montgomery, a long-haul market. The average fare remained relatively unchanged at $81 per passenger for the six months ended December 31, 1997 and 1996. The Company's revenue per ASM increased from 20.9(cent) in the six-month period ended December 31, 1996 to 23.9(cent) for the 1997 transition period, a positive reflection on the Company's efforts at revenue maximization.

ITEM 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS





        The Company's yield increased 1.1%, from 44.0(cent) per RPM in the six-month period ended December 31, 1996 to 44.5(cent) for the comparable period in 1997. However, the yield increase achieved in the 1997 transition period was partially offset by the decrease in the average passenger trip. Low fare competitors remained absent from the markets served by the Company. Additionally, the Company constantly monitors fares in the local markets it serves, and adjusts them as competition, demand and market factors dictate. Comparative yield calculations are complicated by the expiration and reimplementation of the excise tax on airline tickets. The tax expired on December 31, 1995 and was reinstated in late August, 1996. The Company believes its passenger revenues were stimulated during the periods the tax was not in effect, as the absence of the tax effectively reduced the cost of air travel. The Company is not able to determine the extent to which operating results were impacted by the absence of the tax, although it does believe that the six-month period ended December 31, 1996 was favorably impacted by the absence of the tax for a portion of the period, whereby the tax was collected for the entirety of the six-month period ended December 31, 1997, with a resultant negative impact on revenue.

        Operating costs increased substantially in the 1997 transition period over the same period in 1996. The increase is primarily attributable to the aircraft fleet restructuring plan, which accounts for $9,881,000, or 22.7%, of the reported operating expenses. Operating costs per ASM, net of restructuring related expenses, were 25.0(cent) in the 1997 transition period as compared to 20.7(cent) in the same period of 1996. Contributing factors include increases in aircraft maintenance and repair expenses, spare parts rental, customer service wages, professional fees and property tax expense. These increases were partially offset by the rent reductions negotiated for the Shorts aircraft, continued savings realized in the premiums for the Company's aircraft hull insurance; the decline in aviation fuel prices and the elimination of certain operational expenses directly related to scheduled passenger service levels and ASMs.

        Flight operations expense decreased by more than $1.1 million, or 9.8%, in the 1997 transition period, to $10,523,000 from $11,673,000 in the same period of 1996. The Company continued to benefit from reductions in the insured value of the aircraft fleet, as well as declining hull insurance rates, culminating in a $279,000 decrease over premium expense recognized in the same period in 1996. Pursuant to the aircraft return agreement reached with Shorts for the nine Shorts aircraft, the Company received aircraft rent abatements, beginning with payments due in August, 1997, in the amount of $14,000 per aircraft per month until the aircraft were returned. The lease abatement and early return of the aircraft resulted in a $835,000 decrease in Shorts aircraft rental expense in the 1997 transition period versus the comparable period in 1996. Pilot and flight operations payroll-related expenses decreased by 1.5% as a result of attrition. The Company did not replace terminated pilots in the 1997 transition period due to the reduction in capacity during the period. The reduction in these expenses was partially offset by annual seniority wage increases and the enhancement of the training and crew scheduling departments.

        Aviation fuel expenditures declined $989,000, or 26%, as compared to 1996 as a result of per gallon decreases of $0.11 and the 15.9% decrease in ASMs flown in the 1997 transition period. The Company consumed 3.6 million gallons of fuel at a cost of $2.8 million in the 1997 transition period, as opposed to 4.3 million gallons at $3.8 million in the same period of 1996. ASMs and gallons of fuel used both decreased approximately 16%, while the price per gallon decreased 13%. The average price per gallon of fuel purchased in the 1997 transition period was 77.5(cent), as compared to 88.6(cent) in 1996. Fuel prices peaked from October 1996 through February 1997, with the most favorable prices occurring in September and December 1997.

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

ITEM 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS



        Ground operations expenses increased 6.3%, from $4,196,000 to $4,463,000 in the 1997 transition period as compared to the same period in 1996, primarily as a result of increases in US Airways' passenger handling fees. In markets where US Airways personnel provide customer service and handling, a fee is charged to the Company. This fee was $8.10 per passenger during the 1997 transition period as opposed to $7.75 in 1996. Fees per passenger have increased periodically as follows: July 1995, $6.50; January 1996, $7.75; February 1997, $8.10. Although passengers carried decreased 3%, passenger handling fees escalated 3.6%, or $66,000 in the 1997 transition period. In addition to increased passenger handling fees, the Company experienced increases in customer service salary- and payroll-related expenses. In 1997, US Airways increased its commitment to performance in the areas of on-time arrivals and departures, completed flights and enhanced passenger service. The Company took steps to mirror US Airways initiatives in these vital performance measures. While the Company and US Airways were successful, additional staffing levels were necessary to ensure meeting US Airways commitment to service enhancements. The Charlotte (Concourse D) station increased full-time equivalent employees from 169 at December 31, 1996 to 198 at December 31, 1997. To retain employees, the Company also implemented an average increase of 5% in the hourly wage scale, concentrated in the first five years' seniority. Because of Charlotte's relatively higher employee turnover rate, the effects of this adjustment were felt most acutely at that station. Customer service payroll expenses were partially mitigated (approximately $60,000) by the closure of Company-operated field stations in Shenandoah Valley, Virginia and Montgomery, Alabama in July, 1997, and September, 1997, respectively.

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

        Depreciation expense decreased 19.7%, or $181,000 in the 1997 transition period as compared to the same period in 1996, consequent to the write-off and reclassification of all assets related to the terminated aircraft leases for the Shorts and Jetstream 31 aircraft, including leasehold improvements and spare rotable parts. The effect of the write-off and reclassification of depreciation expense was minimized by depreciation being taken on all assets through November, 1997, the time at which the Company determined that all restructuring plans became irrevocable.

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


        As a result of the aircraft return plans, the Company reduced all related assets and leasehold improvements to net realizable value, or estimated resale value, as appropriate. Certain spare parts are interchangeable between the Jetstream 31 and Jetstream Super 31 aircraft; these parts were excluded from the net realizable value calculations. Losses due to impairment of assets aggregate to $3,007,000; $1,491,000 attributable to the Shorts aircraft, $472,000 to the Jetstream 31 aircraft, $344,000 in unusable interchangeable parts and supplies and a valuation reserve of $700,000 established in consideration of the unpredictability of the resale market.

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


        FISCAL 1997

        The Company achieved improved operating results in fiscal 1997, continuing the trend from fiscal 1996. Operating income and net income in fiscal 1997 were $1,395,000 and $520,000, respectively, compared to fiscal 1996 operating income of $886,000 and net income of $96,000. Passenger revenues increased by 3.9%, while operating expenses were held to a 2.7% increase. Yield per passenger mile continued to improve in 1997, resulting in 45.7(cent) per revenue passenger mile ("RPM") as compared to 44.5(cent) per RPM in fiscal 1996.

        Annual revenues increased in fiscal 1997 to $68,488,000 over fiscal 1996 revenues of $66,234,000. The 3.3% increase over prior year is attributable primarily to increased average fares related to continued industrywide fare growth. Low fare competitors remain absent from the markets served by the Company. Additionally, the Company maintained local market fares introduced in February 1996 to stimulate travel, resulting in enhanced revenues throughout fiscal 1997. Annual and quarterly yield comparisons are complicated by the expiration and reimplementation of the federal excise tax on airline tickets in fiscal 1996 and 1997. The tax lapsed on December 31, 1995 and was reinstated in late August, 1996. The tax again expired on December 31, 1996 and was resumed in early March, 1997. The Company believes that its passenger revenues were stimulated during the periods the tax was not in effect - the absence of the tax effectively reduced the cost of air travel. The Company is not able to determine the extent to which operating results in fiscal 1996 and 1997 benefited from the absence of the tax, although it does believe that it had a positive impact on its operating results.

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

        Market fluctuations and ASMs flown cause annual fuel and oil expenses to be volatile. Despite a 2.2% decline in ASMs flown, the Company experienced a 14% increase in fuel and oil expense, with expenditures of $7,117,000 in fiscal 1997 versus $6,262,000 in fiscal 1996. Fuel consumption was 8.2 million gallons at an average price per gallon of 87.4(cent) in fiscal 1997, as compared to 8.3 million gallons at 75.8(cent) per gallon in fiscal 1996. Fuel prices peaked from October, 1996 through February, 1997, averaging 93.8(cent) per gallon during this period.
        Maintenance materials, repairs and overhead decreased 1.5% from fiscal 1996, as expense was $12,381,000 in fiscal 1997 versus $12,566,000 in fiscal 1996. Maintenance expenses typically fluctuate based upon flight hours and takeoffs and landings. Maintenance expense per ASM remained relatively constant; 4.1(cent) in 1997 and 4.0(cent) in 1996.

        Ground operations expenses increased 6.8% over prior year, resulting in fiscal 1997 expenditures of $8,373,000 versus $7,839,000 in fiscal 1996. US Airways passenger handling fees increased from the prior year. In markets where US Airways personnel provide customer service and handling, a fee is charged to the Company; this fee increased 35(cent) per passenger in February, 1997. While passengers carried increased by only 10,000, or 1.3%, passenger handling fees escalated 18%, or $555,000 in fiscal 1997.

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

ITEM 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS



        Advertising, promotion and commissions expense increased from 14.1% of passenger revenue in fiscal 1996 to 14.7% in fiscal 1997. On January 1, 1996, US Airways implemented a new reservations fee structure which resulted in an additional $.90 per passenger charge. Fiscal 1997 thus received an entire year, or an additional $370,000 of this expense as compared to 1996. Computer reservations system fees also increased on a per-passenger basis in fiscal 1997.

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

ITEM 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS




        Total general and administrative expenses decreased 11.0% or $529,000 from 1995 to 1996. Contributing to this decrease were reductions in professional fees incurred and property tax assessment adjustments. Professional fees were lower due to the absence of extensive lease and union negotiations that were present during prior years. Property tax assessments have been reduced as of the tax year beginning January 1, 1996, as a result of the revaluation of the aircraft fleet to market value as of the date of filing (January 1, 1996) in the Company's most significant ad valorem taxing district, North Carolina. This revaluation and other property tax adjustments resulted in savings in calendar 1996 of $200,000.

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


LIQUIDITY AND CAPITAL RESOURCES

        The Company's cash needs result from continuing operations including capital expenditures necessary to the operation of its aircraft, and the continuing payment of creditors in accordance with its Plan of Reorganization. The Plan of Reorganization was consummated in September, 1991 pursuant to bankruptcy proceedings initiated by the Company. During 1998 the Company satisfied its cash requirements through internally generated funds and borrowings under a revolving line of credit agreement with an affiliate of an aircraft manufacturer, secured by all of the Company's accounts receivable. The Company also utilized short-term loans from certain Directors and related parties and a line of credit with Centura Bank, both secured by owned flight and ground equipment.

        During 1998, management continued the implementation of its strategy to restructure the aircraft fleet, address short-term and long-term liquidity needs and improve the overall financial condition of the Company. The following changes were made during 1998:

        1. Completed previously announced fleet restructuring plan: 20 Jetstream Super 31 aircraft placed into service in 1998, 14 leased through the end of 2004 and six through the end of 1998. At the end of 1998, four Jetstreams were returned to the lessor and two leased through the end of 1999. All 14 Jetstream 31 aircraft previously operated by the Company were removed from the fleet in 1998.

        2. The addition of six Dash 8 aircraft to the fleet through short-term operating leases. Four of these leases expire in 2000, one in 2002 and one in 2005.

        3.  Instituted new service to Florida destinations.

        4. Signed a letter of intent with Mesa Air Group, Inc. to be acquired as a wholly-owned subsidiary. A definitive purchase agreement was signed on January 28, 1999.

        5. Enhanced labor stability by negotiating new pilots' and mechanics' contracts not amendable until 2002.

        6. Refinanced $7,920,000 note payable classified as current on the balance sheet at December 31, 1997; this note is now long term.

        7. Issued 500,000 shares of common stock in September, 1998, the proceeds of which were used to satisfy a short-term note of $1,675,000 to Lynrise Air Lease, Inc., the lessor of the Company's previously operated Shorts aircraft.

ITEM 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS



        8. Obtained a $1,100,000 note to finance the Company's expansion in September, 1998; $850,000 of this note was obtained through the Company's local bank, the remaining $250,000 was received from a member of the Company's Board of Directors.

RESTRUCTURING

        On September 11, 1997 the Company entered into a transaction with Lynrise Air Lease, Inc. ("Lynrise") to return the Company's nine leased Shorts aircraft to Lynrise as lessor. The aircraft leases were scheduled to continue through September, 2004, at a monthly rate of $34,000 per aircraft. These aircraft did not meet US Airways criteria for cabin class service, as they are unpressurized and flew at slow speeds. In addition, the lease expense per block hour was high, and the operating expenses continued to escalate. The aircraft were returned between November, 1997 and January, 1998. In return for this early termination of the aircraft leases, the Company issued a promissory note in the amount of $9,720,000. The promissory note was issued in contemplation of the Company's obligations to the lessor: lease termination and aircraft remarketing provisions - $6.1 million, previously recorded liabilities in the form of accrued rent and notes payable - $1.8 million and return condition obligations - $1.8 million.

        In September, 1998, the Company exercised its option issued in conjunction with the note, whereby it paid Lynrise $1,675,000 in cash and $130,000 in aircraft parts. Proceeds from the sale of 500,000 shares of Company stock were used to pay the cash portion of the note. Upon the option's exercise, the remainder of the note, $8,335,000, including unpaid interest from January 1 to September 30, 1998 was converted to a subordinated note, which is convertible to common stock at $7.50 per share. This subordinated note is due in 2004, with interest and principal payments to begin in 1999. Principal payments may be paid in cash or stock, at the Company's option.

        Under an accord reached with an aircraft lessor in November, 1997 the Company agreed to replace its fourteen Jetstream 31 aircraft with twenty Jetstream Super 31 aircraft. In return for renegotiated lease rates, the Company agreed to lease fourteen of the Jetstream Super 31 aircraft for seven years, and the additional six Jetstream Super 31 aircraft until December 31, 1998. In December, 1998, the Company leased two of these Jetstreams for an additional year and returned the remaining four to the lessor. The Jetstream Super 31 aircraft are newer and faster than the predecessor Jetstreams, and can operate with fewer weight restrictions. The Jetstream 31 aircraft were returned to the lessor in 1998. The Company estimated the cost of returning these aircraft at $750,000, which was provided for as restructuring cost during the 1997 transition period. The actual cost of returning the aircraft was $1,034,000. The difference of $284,000 is recorded as additional general and administrative expense in 1998.

        As a result of the retirement of two aircraft types, the Company wrote down its spare parts inventory to net realizable value at December 31, 1997. The writedowns consisted of $1.2 million in Shorts parts; $100,000 in Jetstream parts; $100,000 in ancillary parts required to maintain both fleets; and a valuation reserve increase of $700,000 in contemplation of uncertainties in the resale market. The net book value of parts held for resale was $1,200,000 on December 31, 1997 and $945,000 on December 31, 1998. Additionally, the Company wrote off $680,000 in unamortized leasehold improvements related to these two aircraft types in the 1997 transition period.

        As a result of the restructuring plans undertaken to accomplish fleet simplification and cost reductions, the Company estimates total annual expense reductions in excess of $4 million per year, commencing in 1998. These savings will result principally from the reduction in aircraft rentals, maintenance expense, flight crew and other labor costs, and spare parts inventory levels. In addition, the fleet simplification has improved the Company's ability to achieve higher levels of reliability, resulting in fewer flight cancellations and delays and increased revenues. The Company does not anticipate any additional restructuring charges at this time.

        The Company's balance sheet reflects a deficit in working capital, defined as current assets less current liabilities, of approximately $5,125,000 on December 31, 1998 as compared to $16,705,000 on December 31, 1997. Working capital is affected by the short-term note issued to Lynrise leasing, as well as seasonality of operations and the timing of receipts from the ACH. March through October of each year are peak travel and thus are higher revenue months. The Company's accounts receivable for passenger service provided in December, 1998 are thus less than amounts recorded in the peak months. The ACH mechanism of collecting passenger revenue receivables has provided a predictable cash inflow stream; 99% of the Company's revenues are collected through the Clearing House. As such, the Company has traditionally been able to match payments to creditors to its cash receipts from the ACH, which are received at the end of each month, and to thus defer payments when necessary, or arrange for alternate financing.

ITEM 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS




        After recognition of the restructuring charges and the change in accounting principle, the Company has a shareholders' deficit of $11,016,000 at December 31, 1998. As previously mentioned, the results of the restructuring are expected to provide over $4 million in net cost savings going forward. In addition, many of the obligations arising from the restructuring can be satisfied by the issuance of stock, which will conserve cash and improve the Company's deficit position. The acquisition of the Company by Mesa is expected to positively impact the Company's liquidity when finalized. The Company's management and Board of Directors has had preliminary discussions related to a secondary public offering of common stock, although no definitive actions have been taken as yet pending the Mesa acquisition. The Company also has a solid infrastructure and has been able to exceed US Airways operating performance goals consistently during 1998.


        FLEET

        In 1998, the Company assumed five Dash 8 aircraft leases from a former operator of the aircraft. These leases begin expiring in April, 2000 with the final lease ending in September, 2002, and are considered operating leases. The Company also consummated a lease agreement for an additional Dash 8 aircraft in 1998 that is covered by economic development insurance provided by Her Majesty the Queen in Right of Canada as Represented by the Ministry of Industry, Science and Technology (the "Ministry"). As a result of entering into this lease agreement, the Company has settled all claims by the Ministry, including a purported claim of $16,996,995, as long as the Company fulfills its obligations under the lease for the new aircraft. The lease expires in October, 2005.


        FINANCING

        During fiscal 1998 the Company had available a line of credit (the "Line") in an amount not to exceed $4,000,000 from British Aerospace Asset Management ("BAAM"). BAAM is an affiliate of JACO and British Aerospace Holdings, Inc., the company that had previously collateralized the Company's bank line through a loan purchase agreement. The Line permits the Company to borrow up to 70% of a borrowing base, which consists of the Company's transportation and nontransportation charges to Airlines Clearing House, Inc. ("ACH") or such greater amount as BAAM shall determine, but in no event more than $4,000,000. The Line is secured by all of the Company's accounts receivable, bears interest at prime rate plus 2% and is scheduled to terminate on July 31, 1999, but must be extended by BAAM for successive one-year periods until December 31, 2001.

        In September, 1998, the Company obtained subordinated loans from its primary banking facility, Centura bank and a Board member for $1,100,000. Interest at 13.75% is due monthly. The loans mature in September, 2003, with principal payments beginning in October, 1999 at two levels. Principal payments in the amount of $30,000 a month are due in the months of May through October and principal payments of $15,000 a month in the months of November through April. In conjunction with this transaction, the Company issued 112,467 warrants to Centura that may be exercised at any time at $3.00 per share within ten years. For any year the Company does not repay the loan in accordance with the loan agreement, the Company must issue 12,497 additional warrants to the lenders at the same exercise price. In the event a key member of management leaves the Company and the lenders do not agree with his replacement, an additional 17,768 warrants must be issued to the lenders at an exercise price of $.01 per share. The warrant agreements contain a put feature that provides that the lenders may require the Company to purchase the warrants in cash at fair market value, less the exercise price, at any time.

        In November, 1996 the Company secured a supplemental line of credit (the "Centura Line") with Centura Bank. This is a revolving line of credit not to exceed $400,000. The outstanding balance on the Centura Line accrues interest at an annual rate of prime plus 2%, and terminates July 2, 1999. There was no outstanding balance at December 31, 1998.

        During 1998, the Company obtained several short-term loans from certain related parties. Individual amounts borrowed under these loans ranged from $150,000 to $350,000, and earned interest at the rate of ten percent. The aggregate maximum and average amounts outstanding under these loans were $500,000 and $209,000, respectively. In connection with these loans, the Company issued to the lending parties noncompensatory warrants to purchase 12,500 shares of the Company's common stock at the fair market value on the date of grant.

ITEM 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS



        CAPITAL EXPENDITURES

        Capital expenditures generally consist of fixed asset replacement. Capital expenditures in 1998 were $1,712,000. These expenditures were principally for rotable parts and aircraft leasehold improvements. The Company projects 1999 capital expenditures to be approximately $1,000,000 for rotable parts, leasehold improvements and other capital items. Effective July 1, 1997, the Company began accounting for major component overhauls using the accrual method, as opposed to the deferral method practiced in prior years. Accordingly, expenditures for overhauls in the upcoming year are not included in the capital budget.

        OPERATING CASH FLOW

        The Company receives payments for airline tickets under interline agreements through the ACH one month in arrears. Historically, this payment in arrears has caused significant cash flow problems in the last half of each month. The Company has a line of credit with BAAM to provide a steady cash flow between ACH settlements. The Company believes that the restructuring discussed above and improved revenue environment will provide sufficient cash flows to provide for continuing operations, capital expenditures and scheduled debt and bankruptcy payments absent adverse changes in current market conditions. If operating cash flows and the Line are insufficient to meet obligations, the Company may issue stock, secure short-term loans from Officers and Directors, or extend terms with trade creditors.

        Accounts receivable increased from $5,048,000 as of December 31, 1997 to $6,346,000 as of December 31, 1998. The increase is principally due to higher passenger counts of 70,330 as compared to 60,759 in December, 1998 versus December, 1997. The year end receivable balance is comprised primarily of December traffic receivables.

        Inventories increased from $510,000 on December 31, 1997 to $968,000 on December 31, 1998, primarily as a result of the initial parts provisioning necessary to support the introduction of the Jetstream Super 31 aircraft into service in 1998.

        Accounts payable decreased from $8,129,000 to $5,540,000, primarily due to increased payments to vendors in 1998 of balances that existed on December 31, 1997. Accrued expenses increased from $5,983,000 at December 31, 1997 to $8,014,000 at the same date in 1998. The Company moved its payroll from the 29th of each month to the 1st of the subsequent month in December, 1998, thus accrued payroll increased $1,337,000 over the comparable periods. Accrued repair expenses increased $766,000 due to timing of component repairs in the relevant periods.

        The Company accepted delivery of six additional Dash 8 aircraft from June, 1998 through October, 1998. Certain costs were incurred to integrate the aircraft into the Company's operations. These expenditures are comprised primarily of rental payments on the aircraft prior to their entrance into scheduled flying, the retention and training of flight crews and initial airworthiness inspection. As permitted under Statement of Position (SOP) 88-1, "Accounting for Developmental and Preoperating Costs, Purchases and Exchanges of Take-off and Landing Slots, and Airframe Modifications", the Company capitalized $822,000 as preoperating costs in the December 31, 1998 balance sheet. As required by SOP 98-5, "Reporting on the Costs of Start-Up Activities", the capitalized amount less related amortization, $103,000 will be written off as of January 1, 1999.

        The Company is required to make payments of $166,000 to unsecured creditors in annual installments in the third quarter of each calendar year through 1999. The Company intends to make these payments when due.

        OTHER

        The Financial Accounting Standards Board (FASB) has issued several statements that became effective for fiscal years beginning after December 15, 1997. These statements are SFAS No. 130, "Comprehensive Income"; SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information"; and SFAS No. 132, "Employers Disclosures about Pensions and Other Post Retirement Benefits". The Company will not be impacted by requirements or changes in reporting requirements prescribed by SFAS No. 130 or 131. The Company does anticipate broadened disclosures under SFAS No. 132 regarding the 401(k) plan it sponsors. The Company does not provide for any other post-retirement benefits. FASB also issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" effective for fiscal years beginning after June 15, 1999. The Company has not quantified the impact of SFAS No. 133 on its financial information.

ITEM 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS




        YEAR 2000 COMPLIANCE

        Many currently installed computer systems, imbedded microchips and software products are coded to accept two-digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish years beginning with "20" from years beginning with "19". Any programs that have time sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in the computer shutting down or performing incorrect computations. As a result, computer systems and software used by many companies will need to be upgraded to comply with such "Year 2000" requirements. Certain of the Company's systems, including information and computer systems and automated equipment, will be affected by the Year 2000 issue.

        The Company completed its comprehensive inventory of its core business applications to determine the adequacy of these systems to meet future business requirements. The Company has also been performing system upgrades, which are approximately 80% complete. After these upgrades and system evaluations are complete, the Company will begin testing the results of its compliance work. To date, the Company's Year 2000 remediation efforts have focused on its core business computer applications (i.e., those systems that the Company is dependent upon for the conduct of day-to-day business operations). Out of this effort, a number of systems have already been identified for upgrade. In no case has a system been replaced or contemplated to be replaced solely because of Year 2000 issues with the exception of the Company's voice mail system, which can be replaced for approximately $20,000. Additionally, while the Company may have incurred an opportunity cost for addressing the Year 2000 issue, it does not believe that any specific information technology projects have been deferred as a result of its Year 2000 efforts.

        The Company's reservation system is tied to its code-sharing partner, US Airways. The Company's representatives have met with US Airways to assess the Year 2000 progress of the reservations system providers. The Company has installed an upgraded version of its current accounting, revenue accounting, maintenance parts and payroll systems. Approximately 75% of these systems have been tested. The Company has had extensive discussions with the manufacturers of its various aircraft to discuss Year 2000 issues and identify the required avionics and flight systems upgrades which will be implemented during 1999. The aircraft manufacturers are also required to report the Year 2000 status of their aircraft to the FAA.

        The Company is currently assessing other potential Year 2000 issues, including noninformation technology systems. A broad-based Year 2000 Task Force has been formed and has begun meeting to identify areas of concern and develop action plans. The Company has also been meeting with similar task forces at US Airways and Mesa. The Company's relationships with vendors contractors, financial institutions and other third parties will be examined to determine the status of the Year 2000 issue efforts on the part of the other parties to material relationships. The Year 2000 Task Force will include both internal and Company-external representation.

        The Company expects to incur Year 2000-specific costs in the future but does not at present anticipate that these costs will be material. In the worst case scenario, the Company believes that relationships it has with third parties would cease as a result of either the Company or the third party not successfully completing their Year 2000 remediation efforts. If this were to occur, the Company would encounter disruptions to its business that could have a material adverse effect on its business, financial position and results of operations. The Company could be materially impacted by widespread economic or financial market disruption or by Year 2000 computer system failures.

        The Company has not at this time established a formal Year 2000 contingency plan but will consider and, if necessary, address doing so as part of its Year 2000 Task Force activities. The Company maintains and deploys contingency plans designed to address various other potential business interruptions. These plans may be applicable to address the interruption of support provided by third parties resulting from their failure to be Year 2000 ready.

        The Company has relationships with certain governmental entities such as the FAA upon which it is dependent to operate its aircraft. The FAA has represented on its web page that its systems are Year 2000 compliant. If, however, systems at the FAA fail, the Company's aircraft will not be able to operate, or will operate at a substantially reduced level. If this were to occur, the Company approximates that it would lose substantially all the revenue associated with these nonoperated flights.

        For each day that the Company is unable to operate flights as a result of Year 2000 failures, it anticipates a $225,000 loss of revenue and net loss of approximately $110,000.

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



ITEM 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE

        None.



                                    PART III


ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


        The following information is furnished with respect to the members of the Board of Directors of the Company:

       NAME           AGE          PRINCIPAL OCCUPATION FOR PAST FIVE YEARS           DIRECTOR SINCE

K. Ray Allen          52           Chief Executive Officer and President, Computer        11/15/94
                                   Intelligence, Incorporated, a computer
                                   software engineering firm (1981 to present);
                                   Chief Executive Officer and President, Burl
                                   Software Laboratories, Incorporated, a
                                   computer software development and marketing
                                   firm (1992 to June 1994).

Kenneth W. Gann       60           Chief Executive Officer and President of the           11/01/90
                                   Company (November 1990 to present).

Gordon Linkon         69           Retired (September 1993); Chief Executive              11/15/94
                                   Officer and President, USAir Shuttle,
                                   commercial airline, New York, NY (April 1992
                                   to September 1993); Vice President USAir
                                   Express Division, USAir Group, Inc.,
                                   commercial airline, Arlington, VA (1988 to
                                   April 1992).






Richard P. Magurno      55         Aviation Consultant (February 1998 to Present);        11/02/98
                                   Senior Vice President and General Counsel,
                                   Trans World Airlines (1994 to January 1998).

Eric W. Montgomery      39         Vice President of Finance, Secretary and               11/13/97

                                   Treasurer of the Company (February 1995 to present); Controller, Hunter Farms, Inc. a division of a regional grocery chain, (March
                                   1993 to February 1995); Assistant Controller,
                                   Denny's, Inc., a restaurant chain (April 1990 to February 1993).

George Murnane, III(1)  41         Executive Vice President and Chief Financial           01/24/97
                                   Officer, International Airline Support Group,
                                   Inc. (June 1996 to present); aviation
                                   consultant (March-June 1996); Executive Vice
                                   President and Chief Operating Officer, Atlas
                                   Air, Inc. (October 1995 to February 1996);
                                   investment banker, Merrill Lynch & Co.,
                                   investment banking firm (1986-1995).

Dean E. Painter, Jr.(2) 55         Member Board of Directors, CLG, Inc.,                 08/01/84
                                   computer leasing and sales company, Raleigh,
                                   NC (1980 to present).


1 Mr. Murnane serves as a director of International Airline Support Group, Inc., a publicly held company listed on the American Stock Exchange.

2 Mr. Painter serves as a director of Centura Banks, Inc., a publicly held company listed on the New York Stock Exchange.


Executive Officers of the Company are as follows:


        NAME          AGE                          POSITION AND BACKGROUND

Kenneth W. Gann       60                Chief Executive Officer, President and Director
                                        of the Company (November 1990 to present).

Eric W. Montgomery    39                Vice President of Finance, Director of
                                        the Company, Secretary and Acting
                                        Treasurer of the Company (February, 1995
                                        to present); Controller, Hunter Farms,
                                        Inc., a division of a regional grocery
                                        chain, High Point, NC (March 1993 to
                                        February 1995); Assistant Controller,
                                        Denny's, Inc., a restaurant chain,
                                        Spartanburg, SC (April 1990 to February
                                        1993).

Peter J. Sistare      35                Vice President of Flight Operations of
                                        the Company (March 1994 to present);
                                        Vice President of Maintenance (December
                                        1993 to March 1994); Director of
                                        Maintenance of the Company (December
                                        1990 to December 1993). Mr. Sistare
                                        joined the Company in April 1986 as a
                                        mechanic and has served as Manager of
                                        Avionics, Aircraft Instructor, Manager
                                        of Maintenance and Acting Director of
                                        Maintenance before assuming his position
                                        of Director of Maintenance of the
                                        Company.


             SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

        Section 16(a) of the Securities Exchange Act of 1934 requires the Company's Officers and Directors and persons who own more than ten percent of the Company's Common Stock to file reports of ownership or change in ownership in the Company's Common Stock with the Securities and Exchange Commission. Based solely on a review of those reports and on information supplied to the Company, without independent inquiry, all Section 16(a) filing requirements applicable to its executive Officers, Directors and greater than ten-percent shareholders were satisfied.


ITEM 11.       EXECUTIVE COMPENSATION

        The following table sets forth certain summary information concerning the compensation paid or accrued by the Company on behalf of the Company's Chief Executive Officer and the Company's other executive officers who had annual income in excess of $100,000, the threshold level for reporting under the SEC rules.

                                                                             ====================
   SUMMARY COMPENSATION TABLE                                                      LONG-TERM
                                                                                 COMPENSATION
=================================================================================================
                                   Annual
                                Compensation                                        Awards
===================================================================================================================
-------------------------------------------------------------------------------
                                                               Other Annual                          All Other
      Name and             Year        Salary       Bonus      Compensation2       Options2        Compensation
 Principal Position       Ended(1)       ($)         ($)            ($)               (#)               ($)
===================================================================================================================
                          12/1998      160,000       ---           -----           20,000           12,076(4,5)
Kenneth W. Gann
Chief Executive
Officer and President
                      ---------------------------------------------------------------------------------------------

                          12/1997      149,038       ---           -----            28,4003          11,513(4,5)
                      ---------------------------------------------------------------------------------------------
                          6/1997       139,181       ---           -----            32,7253          11,777(4,5)
                      ---------------------------------------------------------------------------------------------
                          6/1996       131,040       ---           -----            33,6253           8,655(4,5)
-------------------------------------------------------------------------------------------------------------------
Eric W. Montgomery        12/1998      101,923       ---           -----            20,000            1,284(5)
Vice President-Finance
                      ---------------------------------------------------------------------------------------------
                          12/1997      89,109        ---           -----            30,000            1,284(5)
                      ---------------------------------------------------------------------------------------------
                          6/1997       73,526        ---           -----            10,000            1,284(5)
                      ---------------------------------------------------------------------------------------------
                          6/1996       63,292        ---           -----            15,000            1,284(5)
-------------------------------------------------------------------------------------------------------------------
Peter J. Sistare          12/1998      101,538       ---           -----             ----             2,596(5)
Vice President-Flight
Operations
                      ---------------------------------------------------------------------------------------------
                          12/1997      91,404                                        8,000            2,596(5)
                      ---------------------------------------------------------------------------------------------
                          6/1997       80,756                                       10,000            2,596(5)
                      ---------------------------------------------------------------------------------------------
                          6/1996       64,562                                       15,000            2,596(5)
===================================================================================================================


1 Since the Company changed its fiscal year end from June 30 to December 31, the information in the table relates to the calendar year ended December 31, 1998 and 1997 and the prior two fiscal years ended June 30, 1997 and June 30, 1996, respectively.

2 The Company has not issued Stock Appreciation Rights (SARs). This column reflects the stock options issued under its Amended and Restated Stock Option Plan and Directors' Compensation Stock Option Plan.

3 Mr. Gann received options to purchase 8,400, 12,725 and 19,625 shares of Common Stock in the calendar year ended December 31, 1997, and in the fiscal years ended June 30, 1997 and 1996, respectively, as additional consideration for loans to the Company. Options to purchase 4,850 shares of stock issued in calendar year ended December 31, 1997 were included in the options for fiscal year ended June 30, 1997.

4 The Company purchased a key man life insurance policy on Mr. Gann in the face amount of $1 million; 60% of proceeds to Company and 40% to Mr. Gann's spouse. The amounts included in All Other Compensation represent that portion of the premium paid by the Company that funds the death benefit for Mr. Gann's spouse.

5 Amounts included under All Other Compensation are for premiums for supplemental life insurance and medical insurance paid by Company.


OPTION GRANTS IN LAST CALENDAR YEAR

        The following table sets forth the individual grants of stock options made to the Named Executive Officers during the calendar year ended December 31, 1998.


                              OPTION GRANTS IN LAST CALENDAR YEAR

==============================================================================================================
                                                                                   Potential Realized Value
                                                                                       at Assumed Annual
                                     Individual                                      Rates of Stock Price
                                       Grants                                          Appreciation for
                                                                                         Option Term(2)
----------------------------------------------------------------------------------
                                        % of Total       Exercise
                          Options     Options Granted     or Base      Expir-
                         Granted(1)   to Employees in      Price        ation             5%             10%
         Name               (#)         Fiscal Year       ($/sh)        Date
--------------------------------------------------------------------------------------------------------------
Kenneth W. Gann           20,000           50.0%           $3.50      06/25/08       $ 44,023       $111,562
--------------------------------------------------------------------------------------------------------------
Eric W. Montgomery        20,000           50.0%           $3.50      06/25/08       $ 44,023       $111,562
--------------------------------------------------------------------------------------------------------------
Peter J. Sistare           ----            ----            ----         ----           ----           ----
==============================================================================================================

1 All options granted are Non-qualified Stock Options granted under the Company's 1998 Stock Incentive Plan.

2 These amounts are based on the assumed rates of appreciation as suggested by the rules of the Securities and Exchange Commission over the remaining term of the options and do not represent a prediction by the Company of future stock prices. Actual gains, if any, on stock option exercises are dependent upon the future performance of the Company's Common Stock.


AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND YEAR-END OPTION VALUES

        The following table sets forth the aggregate value of unexercised options to acquire shares of common stock held by the Named Executive Officers on December 31, 1998 and the value realized upon the exercise of options during the fiscal year ended December 31, 1998.

                AGGREGATED OPTION EXERCISES IN LAST CALENDAR YEAR
                       AND CALENDAR YEAR-END OPTION VALUES

==============================================================================================================
                                                         NUMBER OF UNEXERCISED       VALUE OF UNEXERCISED
                             SHARES                           OPTIONS AT             IN-THE-MONEY OPTIONS
                            ACQUIRED                      DECEMBER 31, 1998          AT DECEMBER 31, 1998(2)
                               ON           VALUE      ______________________     ______________________
                            EXERCISE(1)   REALIZED(1)
         NAME                  (#)           ($)       EXERCISABLE UNEXERCISABLE  EXERCISABLE UNEXERCISABLE
--------------------------------------------------------------------------------------------------------------
Kenneth W. Gann                -0-           -0-          420,243     -0-         $678,550        $-0-
--------------------------------------------------------------------------------------------------------------
Eric W. Montgomery             -0-           -0-            85,000    -0-         $ 50,313        $-0-
--------------------------------------------------------------------------------------------------------------
Peter J. Sistare               -0-           -0-            65,000    -0-         $ 91,438        $-0-
==============================================================================================================

1 No officer exercised any stock options held by him during the calendar year ended December 31, 1998.

2 The value is calculated as the excess of market value of the common stock as of December 31, 1998 over the exercise price, the last trading day for the 1998 calendar year. On December 31, 1998, the last sales price for the Company's Common Stock on the NASDAQ SmallCap Market was $3.0625.


COMPENSATION AGREEMENTS

        Certain Officers of the Company have employment agreements with the Company. Mr. Gann has an employment agreement that runs through February, 2000. Mr. Gann receives a base salary of $160,000. If the Board of Directors of the Company elect a new Chairman of the Board of Directors, Mr. Gann has the option of accepting the office of President and Chief Operating Officer or termination of his employment. If he elects to terminate his employment, Mr. Gann would be entitled to compensation at his then current salary for twelve months after the date of termination. Messrs. Montgomery and Sistare have individual employment agreements with a one-year term ending June 30, 1999. They each receive a salary of $100,000 and each are entitled to severance compensation at their current salary if their employment is terminated without cause. Cause for purposes of each agreement is defined as misconduct in the performance of duties, commission of an act of dishonesty which is harmful to the Company and breach of the agreement.

                  COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

        Mr. Dean E. Painter, Jr. and Mr. K. Ray Allen were serving as members of the Compensation Committee of the Board of Directors of the Company in the calendar year ended on December 31, 1998, but were not and have not been officers or employees of the Company or any subsidiaries. Mr. Painter was a participant in a loan facility made by Centura Bank in September, 1998 in the principal amount of $1,100,000. Mr. Painter provided $250,000 to the total amount of the loan. See the discussion under Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations - Financing.


ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
               MANAGEMENT

        As of March 10, 1998 the following entities were known by the Company as the beneficial owner of more than five percent of the Common Stock of the
Company:


        NAME AND ADDRESS                    NUMBER OF SHARES   PERCENT OF CLASS(1)
        ----------------                    ----------------   -----------------
        Barlow Partners, L.P.                    688,6172               6.3%
        c/o International Airline Support Group
        1954 Airport Road, Suite 200
        Atlanta, Georgia  30341

        PAR Investment Partners, L.P.            836,1003               7.6%
        c/o Par Capital Management, Inc.
        One Financial Center
        Suite 1600
        Boston, Massachusetts  02111




        1 The percentage of shares of Common Stock is based upon the outstanding shares (8,965,695) and the shares subject to rights to acquire shares presently exercisable or exercisable within sixty days of the date of this Proxy Statement (1,559,540).

        2 Barlow Partners, L.P. is a Texas limited partnership that has sole beneficial ownership of 538,617 shares and a presently exercisable warrant to acquire 150,000 shares of Common Stock. George Murnane, III, a director and nominee for election as a director, is the sole general partner of Barlow Partners, L.P. and Barlow Partners, L.P. reports that Mr. Murnane has beneficial ownership of all of the shares. See "Security Ownership of Directors and Executive Officers" for additional information on the beneficial ownership of Mr. Murnane.

               Barlow Partners, L.P., in an amendment filed on April 14, 1998 to its Schedule 13-D, reports that each of the limited partners of Barlow Partners, L.P. shares beneficial ownership of a portion of the shares of Common Stock held by Barlow Partners, L.P. The limited partners are Jonathan G. Ornstein, Alexius A. Dyer III and James E. Swigart.


               Barlow Partners, L.P. states that Jonathan G. Ornstein has shared power to vote or to direct the vote and to dispose or to direct the disposition of 370,200 shares as a result of his limited partnership interest. It is reported that Mr. Ornstein has shared beneficial ownership of 44,500 shares of Common Stock held by his wife and minor children. Finally, Mr. Ornstein has sole beneficial ownership of 62,500 shares of Common Stock, including 17,500 shares which he has a right to acquire within 60 days. Mr. Ornstein reports total beneficial ownership of 477,200 shares, without giving effect to the warrant to acquire 150,000 shares, or 4.8% of the outstanding shares and presently exercisable rights to acquire Common Stock.

               Barlow Partners, L.P. states that Alexius A. Dyer III has shared power to vote or to direct the vote and to dispose or to direct the disposition of 20,000 shares as a result of his limited partnership interest. Mr. Dyer reports total beneficial of 20,000 shares, without giving effect to the warrant to acquire 150,000 shares or less than 1% of the outstanding shares and presently exercisable rights to acquire Common Stock.

               Barlow Partners, L.P. states that James E. Swigart has shared power to vote or to direct the vote and to dispose or to direct the disposition of 128,417 shares as a result of his limited partnership interest. It is reported that Mr. Swigart has sole beneficial ownership of 51,000 shares, including 7,500 shares which he has a right to acquire within 60 days. Mr. Swigart reports total beneficial ownership of 179,417 shares, without giving effect to the warrant to acquire 150,000 shares, or 1.9% of the outstanding shares and presently exercisable rights to acquire Common Stock.

        3 PAR Investment Partners, L.P. is a Delaware limited partnership ("PIP") and its general partner is PAR Group, L.P., a Delaware limited partnership ("PAR Group"). PAR Capital Management, Inc., a Delaware corporation ("PAR Capital") is the sole general partner of PAR Group. PIP, PAR Group and PAR Capital jointly report that they have sole beneficial ownership of the shares.

        The following table sets forth as of March 1, 1999, certain information with respect to the beneficial ownership for each of the Directors of the Company and of all Directors and Executive Officers as a group, of the outstanding shares of the Company's Common Stock, which is the only class of voting securities of the Company. Each of the individuals listed below possesses sole voting and investment power with respect to the shares listed opposite his name, unless noted otherwise.

                                         AMOUNT AND NATURE
        NAME                          OF BENEFICIAL OWNERSHIP                PERCENT OF CLASS9
        ----                          -----------------------                ----------------
Kenneth W. Gann                             420,793(1)                             3.9%
Dean E. Painter, Jr.                        279,000(2)                             2.0%
K. Ray Allen                                 98,750(3)                              *
Gordon Linkon                               105,000(4)                              *
George Murnane, III                         731,117(5)                             6.9%
Eric W. Montgomery                           85,000(6)                              *
Richard P. Magurno                           11,664(7)                              *
Peter J. Sistare                             65,000(8)                              *
All Directors and Executive
Officers as a Group (8 persons)           1,794,324(9)                            17.4%


           * Represents less than 1% of the outstanding shares of CCAIR common stock.

           1 Mr. Gann has the right to acquire 420,243 shares pursuant to presently exercisable options.

           2 Mr. Painter has the right to acquire 227,000 shares pursuant to presently exercisable options and warrants.

           3 Mr. Allen has the right to acquire 98,750 shares pursuant to presently exercisable options and warrants.

           4 Mr. Linkon has the right to acquire 75,000 shares pursuant to presently exercisable options and warrants.

          5 Mr. Murnane has the right to acquire 62,500 shares pursuant to presently exercisable options and warrants. Mr. Murnane has sole voting and dispositive power with respect to the 538,617 shares of the Company's common stock and rights to acquire 150,000 shares of common stock owned by Barlow Partners, L.P.. See discussion in footnote (2) in first table under Item 12.

           6 Mr. Montgomery has the right to acquire 85,000 shares pursuant to presently exercisable options.

           7 Mr. Magurno has the right to acquire 11,664 shares pursuant to presently exercisable options.

           8 Mr. Sistare has the right to acquire 65,000 shares pursuant to presently exercisable options.

           9 Includes 1,195,157 shares which Executive Officers and Directors have the right to acquire pursuant to presently exercisable options and warrants.

           10 The percentage of shares of the Company's common stock is based upon the outstanding shares (8,965,695) and assumes all presently exercisable stock options and warrants (1,983,497) have been exercised.


ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        In July of 1997, the Company engaged Barlow Partners, L.P. to serve as its representative to negotiate a return agreement with the lessor of its Shorts 360 aircraft (the "Shorts Return Agreement"). If successful, Barlow Partners, L.P. would receive a warrant to purchase 150,000 shares of Common Stock at an exercise price of $2.00 per share. On April 21, 1998, a Shorts Return Agreement was consummated and the warrant was issued to Barlow Partners, L.P.. In August of 1997, the Company engaged Barlow Partners, L.P. to serve as its exclusive financial advisor with respect to possible business combinations with other regional airlines. This agreement provides for the payment to Barlow Partners, L.P. of a fee equal to two percent (2%) of the aggregate consideration paid in a business combination initiated during the agreement term. During the agreement term, Mesa Air Group, Inc. proposed an acquisition of the Company through a merger with a wholly-owned subsidiary of Mesa Air Group, Inc. While the exact amount of the fee earned by Barlow Partners, L.P. will be calculated based upon the market values of the Company and Mesa Air Group, Inc. at the time of the merger, if consummated, it is estimated that the fee will be approximately $1,080,000. The fee can be paid in cash or in shares of common stock of Mesa Air Group, Inc. Mr. George Murnane, a director of the Company, is the sole general partner of Barlow Partners, L.P. See Note 2 beginning on page 30 for additional information on Barlow Partners, L.P.

        The Company believes that the foregoing transactions were contracted on terms at least as favorable to the Company as could be obtained from unrelated third parties.

                                     PART IV


ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON
               FORM 8-K


        (a) The following documents are filed as a part of this report:

               1.&2. The financial statements and schedule required by this Item can be found as indexed on Page F-1.

               3.     Exhibits shown by index beginning on page E-1.

        (b) Reports on Form 8-K.

               A report on Form 8-K was filed by the Company on October 29, 1998 reporting as Item 5. Other Information that the Company had reached a settlement with the Ministry of Industry, Science and Technology of the Government of Canada regarding certain claims made by the Ministry.

                                   SIGNATURES


        Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     CCAIR, INC.


DATE:   March 29, 1999               BY:      /s/ Kenneth W. Gann
                                              ---------------------------------

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

         SIGNATURES                                   TITLE                   DATE
         ----------                                   -----                   ----


  /s/ Kenneth W. Gann               Chairman of the Board of Directors,       March 29 1999
----------------------------
Kenneth W. Gann                     Chief Executive Officer, President
                                    (Principal Executive Officer)


  /s/ Eric W. Montgomery            Vice President of Finance;                March 29, 1999
----------------------------
Eric W. Montgomery                  (Principal Financial Officer,
                                    Principal Accounting Officer)


  /s/ K. Ray Allen                  Director                                  March 29, 1999
--------------------------------
K. Ray Allen


  /s/ Gordon Linkon                 Director                                  March 29, 1999
----------------------------
Gordon Linkon


  /s/ Richard P. Magurno            Director                                  March 29, 1999
----------------------------
Richard P. Magurno


  /s/ George Murnane, III           Director                                  March 29, 1999
-----------------------------
George Murnane, III


  /s/ Dean E. Painter, Jr.          Director                                  March 29, 1999
------------------------------
Dean E. Painter, Jr.


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
        (e)    Fourth Amended and Restated Stock Option Plan of the Company, dated November 15, 1994. (14)
        (f)    1998 Stock Incentive Plan. (19)
10.2    (a)    Agreement dated October 16, 1991 between CCAIR, Inc. and The Air Line Pilots in the service of
               CCAIR, Inc. as represented by the Air Line Pilots Association International. (6)
        (b)    Letter of Agreement amendment dated December 14, 1991 between CCAIR, Inc. and The Air Line
               Pilots in the service of CCAIR, Inc. as represented by the Air Line Pilots Association International. (6)
        (c)    Letter of Agreement amendment dated February 28, 1992 between
               CCAIR, Inc. and The Air Line Pilots in the service of CCAIR, Inc.
               as represented by the Air Line Pilots Association International. (6)
        (d)    Letter of Agreement amendment dated February 28, 1992 between
               CCAIR, Inc. and The Air Line Pilots in the service of CCAIR, Inc.
               as represented by The Air Line Pilots Association International. (6)
10.3    (f)    Ground Handling Agreement, dated February 1, 1994, between CCAIR. Inc., and USAir, Inc. (10)
        (g)    Service Agreement between US Airways, Inc. and CCAIR, Inc., dated February 25, 1999. (19)
10.4    (a)    Loan Agreement dated as of September 4, 1991, between CCAIR, Inc., and NCNB National Bank of
               North Carolina. (4)
        (b)    Revolving Credit Promissory Note by CCAIR, Inc. in favor of NCNB National Bank of North Carolina, dated September 4, 1991. (4)
        (c)    Security Agreement dated as of September 4, 1991, between CCAIR,
               Inc., and NCNB National Bank of North Carolina. (4)
        (d)    Loan Purchase Agreement dated as of September 4, 1991, by and among NCNB National Bank of North Carolina, British Aerospace,
               Inc., and CCAIR, Inc. (4)
        (e)    Security Agreement dated as of September 4, 1991, between CCAIR,
               Inc. and British Aerospace, Inc. An identical agreement was executed with Jet Acceptance Corporation as of September 4, 1991, and is not filed herewith. (4)
        (f)    Pledge of Cash Collateral Account dated as of September 4, 1991, by and among CCAIR, Inc., NCNB National Bank of North Carolina,
               British Aerospace, Inc., and Jet Acceptance Corporation. (4)
        (g)    Loan Agreement dated as of August 14, 1992 between CCAIR, Inc.
               and NationsBank of North Carolina, N.A. (6)
        (h)    Agreement dated as of January 17, 1994 among CCAIR, Inc.,
               NationsBank of North Carolina, N.A., British Aerospace, Inc. and
               Jet Acceptance Corporation. (10)
        (h)(i) Assignment and Bill of Sale dated as of January 10, 1995 by and among CCAIR, Inc., NationsBank of
               North Carolina, N.A., British Aerospace, Inc. and Jet Acceptance Corporation. (16)
10.5           Common Stock Purchase Agreement dated as of December 4, 1997 by and among CCAIR, Inc., and
               Robert Priddy, Bonderman Family Limited Partnership, Hakatak Enterprises, Inc., Nominee, Par
               Investment Partners, L.P. and Jonathan G. Ornstein.1
10.6           Form of Operating Lease between Jet Acceptance Corporation and CCAIR, Inc., dated as of November
               24, 1997, for 20 aircraft with Serial Numbers N941AE, N962AE, N928AE, N943AE, N964AE,
               N942AE, N957AE, N963AE, N920AE, N961AE, N966AE, N959AE, N965AE, N952AE, N919AE,
               N958AE, N913AE, N927AE, N914AE, N930AE.
10.7    (a)    Settlement Agreement by and bewteen CCAIR, Inc., and Lynrise Air Lease, Inc. dated as of March 31,
               1998. (18)
        (b)    Registration Rights Agreement by and among CCAIR, Inc., and Lynrise Air Lease, Inc.
        (c)    Form of 7% Convertible Subordinated Note Due 2004.
10.10   (a)(i) Lease Agreement effective as of April 19, 1991 between the Asheville Regional Airport Authority and
               CCAIR, Inc. (4)
        (a)(ii)Letter dated August 28, 1991 by Asheville Regional Airport
               Authority amending Lease. (4)
        (b)    Lease Agreement dated July 5, 1989
               between Clarke County Airport Authority and CCAIR, Inc. (4)
        (c)    Agreement dated October 10, 1987 between the Central West Virginia
               Regional Airport Authority and
               CCAIR, Inc. (1)
        (d)    Commuter Airline Agreement and Lease dated May 20, 1988 between the City of Charlotte and
               CCAIR, Inc. (1)

Note:  For footnote references see page E-4






        (e)    Agreement dated July 16, 1991 between the Chattanooga
               Metropolitan Airport Authority and CCAIR, Inc. (4)
        (f)    Airport Use and Lease Agreement entered into as of January 1,
               1989 between the Richland-Lexington Airport District and CCAIR,
               Inc. (4)
        (g)    Agreement dated July 1, 1988 between the City of Danville, Virginia and CCAIR, Inc. (1)
        (h)    Airport Use and Lease Agreement dated November
               1, 1982 between Greenville-Spartanburg Airport
               District and Sunbird, Inc. (1)
        (i)(i) Letter Agreement dated July 13, 1988 from CCAIR, Inc. to Tri-State Airport Authority. (1)
        (i)(ii)Letter dated February 25, 1991 by Tri-State Airport Authority amending Lease. (4)
        (j)(i) Airport Use Agreement dated March 1, 1988 between the Board of Commissioners of Onslow County and CCAIR, Inc. (1)
        (j)(ii)Amendment to Lease dated July 15, 1988 between the same parties. (1)
        (k)    Operating Agreement dated April 15, 1987 between Metropolitan Knoxville Airport Authority and
               CCAIR, Inc. (1)
        (l)    Lease Agreement dated March 1, 1988 between the City of Macon and
               CCAIR, Inc. (1)
        (m)    Letter Agreement dated September 5, 1990 between New
               Hanover County and CCAIR, Inc. (4)
        (n)    Lease Agreement dated May 1, 1989
               between Tri-City Airport Commission and CCAIR, Inc. (4)
        (o)    Use Agreement dated May 1, 1991 between Airport Commission of Forsyth County and CCAIR, Inc. (4)
        (p)    Letter from Pitt County - City of Greenville Airport Authority dated May 31, 1990 announcing fee structure. (4)
        (q)    Airport Use Agreement dated May 1, 1991 between Raleigh County Airport Authority and CCAIR, Inc.
               (4)
        (r)    Letter Agreement dated July 7, 1990 between Mercer County Airport
               Authority and CCAIR, Inc. (4)
        (s)    Contract for Conduct of Commercial
               Flight Operations dated September 1, 1991 between Maryland
               Aviation Administration and CCAIR, Inc. (6)
10.29   (a)    Commercial Use Permit between CCAIR, Inc., and City of
               Charlotte, North Carolina dated April 1, 1991, relating to Old
               Terminal Building at Charlotte/Douglas International Airport. (4)
        (b)    Commercial Use Permit dated April 15, 1992 between the City of
               Charlotte and CCAIR, Inc. (6)
10.30   (a)    Flight Attendant Agreement between CCAIR, Inc., and the Flight Attendants in the service of CCAIR,
               Inc., as represented by the Association of Flight Attendants, effective May 22, 1991. (4)
        (b)    Letter of Agreement amendment dated May 6, 1992 between CCAIR, Inc. and the Flight Attendants in service of CCAIR, Ins. as represented by the Association of Flight Attendants. (6)
10.31          Letter Agreement dated February 27, 1991 between Pennsylvania Airlines and CCAIR, Inc. (4)
10.32   (a)    Purchase Agreement No. 8-0237, dated as of February 23, 1992 between CCAIR, Inc. and de
               Havilland Inc. (successor to Boeing of Canada, Ltd., a Delaware corporation, through its de Havilland
               Division) as amended by letter agreements attached thereto for two de Havilland DHC-8-102 Aircraft
               (N880CC) and (N881CC). (6)
        (b)    Purchase Agreement Assignment between CCAIR, Inc. and Mellon
               Financial Services Corporation #3 dated as of May 15, 1992
               (N880CC). This Purchase Agreement Assignment is substantially identical to Purchase Agreement Assignment (N881CC), dated as of
               May 15, 1992, not filed herewith. (6)
        (c)    Lease Agreement between CCAIR, Inc. and Mellon Financial Services
               Corporation #3 dated as of May 15, 1992 (N880CC). This Lease
               Agreement is substantially identical to Lease Agreements
               (N881CC), (N882CC) and N883CC) dated as of May 15, 1992, not filed herewith. (6)
        (d)    Lease Supplement #1 between CCAIR, Inc. and Mellon Financial
               Services Corporation #3 dated as of May 22, 1992 (N880CC). This
               Lease Supplement #1 is substantially identical to Lease
               Supplements (N881CC), (N882CC) and (N883CC) dated as of May 22,
               June 1 and June 12, 1992, respectively, not filed herewith. (6)
        (e)    Tax Indemnity Agreement between CCAIR, Inc. and Mellon Financial
               Services Corporation #3 dated as of May 15, 1992 (N880CC). This
               Tax Indemnity Agreement is substantially identical to Tax
               Indemnity Agreements (N881CC), (N882CC) and (N883CC) dated as of
               May 15, 1992, not filed herewith. (6)
        (f)    Assignment and Assumption Agreement dated as of November __, 1995 between C.I.T. Leasing Corporation and Mellon Financial Services
               Corporation #3. (16)
        (g)    Aircraft Lease Termination dated as of November ___, 1995 between
               Mellon Financial Services Corporation #3 and CCAIR, Inc. (16)
10.33   (a)    Lease Agreement (Spares) between CCAIR, Inc. and Mellon Financial Services Corporation #3 dated as of August 14, 1992. (6)
        (b)    Lease Supplement between CCAIR, Inc. and Mellon Financial Services Corporation #3 dated as of
               August 28, 1992. (6)

Note:  For footnote references see page E-4






        (c)    Tax Indemnity Agreement between CCAIR, Inc. and Mellon Financial Services Corporation #3 dated as of August 14, 1992. (6)
10.34          Agreement dated January 1, 1994 between CCAIR, Inc. and the Mechanics and related employees in the service of CCAIR as represented by the International Brotherhood of Teamsters. (13)
10.35          Employment Agreement between Kenneth W. Gann and CCAIR, Inc. dated November 14, 1996. (19)
10.36   (a)    Agreement dated November 14, 1994, by and among CCAIR, Inc., British Aerospace Holdings, Inc., formerly British Aerospace, Inc., and Jet Acceptance Corporation. (16)
        (b)    Acceptance Supplement No. 2(N158PC) dated as of November 14, 1994 between Jet Acceptance
               Corporation and CCAIR, Inc.  This Acceptance Supplement No. 2 is substantially identical to
               Acceptance Supplements No. 2 between Jet Acceptance Corporation and CCAIR, Inc. (N164PC,
               N162PC, N159PC, N157PC, N156PC, N190PC, N170PC, N169PC, N168PC, N163PC and N161PC),
               notified herewith. (16)
10.37   (a)    Lease Agreement dated as of November 15, 1994 between C.I.T. Leasing Corporation and CCAIR, Inc.
               for DHC-8-102 Aircraft (Reg. No. 880CC).  This Lease Agreement is substantially identical to Lease
               Agreements dated as of November 15, 1994 between C.I.T. Leasing Corporation and CCAIR, Inc. for
               DHC-8-102 Aircraft (Reg. No. 881CC, Reg. No. 882CC and Reg. No. 883CC), not filed herewith. (16)
        (b)    Lease Agreement (Spares) dated as of November 15, 1994 between C.I.T. Leasing Corporation and
               CCAIR, Inc.  (16)
        (c)    Lease Supplement No. 1 is substantially identical to Lease Supplements No. 1 between C.I.T. Leasing
               Corporation and CCAIR, Inc. for DHC-8-102 Aircraft (Reg. No. 881CC, Reg. No. 882CC and Reg. No.
               883CC) and Lease Supplement No. 1 (Spares), not filed herewith. (16)
10.38   (a)    Amended and Restated Loan Agreement dated as of February 10,
               1995, between JSX Capital Corporation and CCAIR, Inc. (16)
        (b)    Revolving Note dated February 10, 1995 in the principal amount of $2,500,000 by  CCAIR, Inc. to the order of British Aerospace Holdings, Inc. (16)
        (c)    Amended and Restated Security Agreement dated as of February 10,
               1995 between JSX Capital Corporation and CCAIR, Inc. (16)
        (d)    Amended and Restated Special Account and Disbursement
               Authorization Agreement dated as of February 10, 1995 among
               Wachovia Bank of North Carolina, N.A., CCAIR, Inc., British
               Aerospace Holdings, Inc., Jet Acceptance Corporation and JSX
               Capital Corporation. (16)
10.39          Letter Agreement dated September 28, 1995 between JSX Capital Corporation and CCAIR, Inc. (17)
10.40          September 1995 Master Agreement among CCAIR, Inc., British Aerospace Holdings, Inc., Jet
               Acceptance Corporation and JSX Capital Corporation. (17)
10.41          Second Amendment to Amended and Restated Loan Agreement, Related Loan Documents and Master
               Agreement as of July 9, 1997 between CCAIR, Inc., British Aerospace Holdings, Inc., Jet Acceptance
               Corporation and British Aerospace Asset Management, Inc. (18)
10.42          CCAIR, Inc. Directors' Compensation Stock Option Plan as of November 14, 1996. (18)
10.43          Line of Credit Commitment as of October 8, 1996 between Centura Bank and CCAIR, Inc. (18)
10.44          Employment Agreement between CCAIR, Inc. and Eric W. Montgomery, dated as of July 1, 1998.
               Employment Agreement for Peter Sistare is substantially identical, not filed herewith. (19)
11             Computation of earnings per share. (17)
16             Letter regarding change in Company's certifying accountant. (9)
18             Letter regarding change in accounting principles. (18)
23.1           Consent of Arthur Andersen, LLP. (19)



Note:  For footnote references see page E-4






Footnotes:

(1)     Incorporated by reference to Registration Statement on Form S-1, File No. 33-28967.
(2)     Incorporated by reference to Annual Report on Form 10-K for the fiscal year ended June 30, 1989, File No. 0-
        17846.
(3)     Incorporated by reference to Annual Report on Form 10-K for the fiscal year ended June 30, 1990, File No. 0-
        17846.
(4)     Incorporated by reference to Annual Report on Form 10-K for the fiscal year ended June 30, 1991, File No. 0-
        17846.
(5)     Incorporated by reference to Current Report on Form 8-K, filed August 1,
        1991.
(6)     Incorporated by reference to Annual Report on Form 10-K for the fiscal year ended June 30, 1992, File No. 0-
        17846.
(7)     Incorporated by reference to Annual Report on Form 10-K for the fiscal year ended June 30, 1993, File No. 0-
        17846.
(8)     Incorporated by reference to Pre-Effective Amendment No. 1 to Registration Statement on Form S-2, File No.
        33-65878.
(9)     Incorporated by reference to Current Report on Form 8-K/A, dated November 30, 1993, File No. 0-17846
(10)    Incorporated by reference to Registration Statement on Form S-2, File No. 33-77574.
(11)    Incorporated by reference to Amendment No. 1 to Registration Statement on Form S-2, File No. 33-77574.
(12)    Incorporated by reference to Amendment No. 2 to Registration Statement on Form S-2, File No. 33-77574.
(13)    Incorporated by reference to Annual Report on Form 10-K for the fiscal year ended June 30, 1994, File No. 0-
        17846.
(14)    Incorporated by reference to Registration Statement on Form S-8 and Form
        S-3, File No. 33-89832.
(15)    Incorporated by reference to Quarterly Report on
        Form 10-Q for the three-month period ended March 31, 1995,
        File No. 0-17846.
(16)    Incorporated by reference to Post-Effective Amendment No. 1 to Registration Statement on Form S-2, File No.
        33-77574.
(17)    Incorporated by reference to Annual Report on Form 10-K for the fiscal year ended June 30, 1996, File No. 0-
        17846.
(18)    Incorporated by reference to Transition Report on Form 10-K for the six-month period ended December 31, 1997, File No. 0-17846.

(19)    Filed herewith.


                                   CCAIR, INC.

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULE


                                                                                                    PAGE NO.
                                                                                                    --------
Report of Independent Public Accountants                                                               F-2


Financial Statements:


         Balance Sheets as of December 31, 1998 and 1997                                               F-3


         Statements of Operations for Year Ended December 31, 1998, the
         Six-Month Periods Ended December 31, 1997 and 1996 (unaudited); and the
         Years Ended June 30, 1997
         and 1996                                                                                      F-4


         Statements of Changes in Shareholders' Equity (Deficit)
         for Year Ended December 31, 1998, the Six-Month Period Ended
         December 31, 1997 and the Years Ended June 30, 1997 and 1996                                  F-5


         Statements of Cash Flows for Year Ended December 31, 1998,
         the Six-Month Periods Ended December 31, 1997 and 1996
         (unaudited); and the Years Ended June 30, 1997 and 1996                                       F-6


         Notes to Financial Statements                                                                 F-7


Financial Statement Schedule:


         II       Valuation and Qualifying Accounts for Year Ended
                  December 31, 1998, the Six Month-Period Ended
                  December 31, 1997; and the Years Ended
                  June 30, 1997 and 1996                                                               S-1


         All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission have been omitted because they are not applicable, not required or the information presented has been furnished elsewhere.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To CCAIR, Inc.:

         We have audited the accompanying balance sheets of CCAIR, Inc. (a Delaware corporation) as of December 31, 1998 and 1997, and the related statements of operations and changes in shareholders' equity (deficit) and cash flows for the year ended December 31, 1998, the six-month period ended December 31, 1997 and for each of the two years in the period ended June 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CCAIR, Inc. as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the year ended December 31, 1998, the six-month period ended December 31, 1997 and for each of the two years in the period ended June 30, 1997, in conformity with generally accepted accounting principles.

         As explained in Note 11 to the financial statements, effective July 1, 1997, the Company changed its method of accounting for engine, propeller and landing gear overhauls.

         Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index to financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



Charlotte, North Carolina,                                   ARTHUR ANDERSEN LLP
March 19, 1999.

                                   CCAIR, INC.

                                 BALANCE SHEETS
                           December 31, 1998 and 1997
                            -------------------------

                                                                          December 31,               December 31,
     ASSETS                                                                   1998                       1997
                                                                          ------------               -----------
Current assets:
  Cash and cash equivalents                                               $     45,584               $    11,647
  Receivables, principally traffic, less allowance
   for doubtful receivables of $84,000 at December
   31, 1998 and $113,700 at December 31, 1997                                6,345,751                 5,047,701
  Inventories, less allowance for obsolescence of $466,000
   at December 31, 1998 and 1997                                               968,352                   509,586
  Parts held for resale, net of valuation reserves of
   $726,000 at December 31, 1998 and $700,000 at
   December 31, 1997                                                           944,964                 1,205,277
  Prepaid expenses and other                                                 1,894,238                 1,976,896
                                                                          ------------               -----------
          Total current assets                                              10,198,889                 8,751,107
                                                                          ------------               -----------

Property and equipment, at cost:
  Flight equipment and leasehold improvements                                6,669,267                 5,525,291
  Ground and other property and equipment                                    4,564,950                 4,380,712
                                                                          ------------               -----------
                                                                            11,234,217                 9,906,003
   Less accumulated depreciation and amortization                          ( 7,013,897)               (6,552,430)
                                                                          ------------               -----------
                                                                             4,220,320                 3,353,573
                                                                          ------------               -----------

Deferred preoperating costs, net of amortization
 of $102,778 in 1998                                                           719,443                   ---

Other noncurrent assets                                                         27,022                    35,522
                                                                          ------------               -----------
          Total assets                                                    $ 15,165,674               $12,140,202
                                                                          ============               ===========

     LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
  Notes payable and current maturities
   of long-term debt                                                      $  1,581,071               $ 2,490,334
  Note payable expected to be refinanced                                       ---                     7,920,000
  Short-term borrowings                                                        ---                       900,000
  Current obligations under capital leases                                     188,473                   229,194
  Accounts payable                                                           5,540,975                 8,129,043
  Accrued expenses                                                           8,013,802                 5,982,891
                                                                          ------------               -----------
          Total current liabilities                                         15,324,321                25,651,462
Long-term debt, less current maturities                                      8,643,029                   373,147
Capital lease obligations, less current obligations                          1,982,422                 2,269,230
Warrants liability                                                             232,000                   ---
                                                                          ------------               -----------
          Total liabilities                                                 26,181,772                28,293,839
                                                                          ============               ===========

Commitments and contingencies (Notes 4, 9, 10, 15 and 19)

Shareholders' deficit:
  Common stock, $.01 par value, 30,000,000 and
   10,000,000 shares authorized at December 31, 1998
   and 1997, respectively, 8,931,195 issued and
   outstanding at December 31, 1998 and 8,335,695 at
   December 31, 1997                                                            89,312                    83,357
  Additional paid-in capital                                                21,260,187                19,508,276
  Accumulated deficit                                                     ( 32,365,597)              (35,745,270)
       Total shareholders' deficit                                        ( 11,016,098)              (16,153,637)
                                                                          ------------               -----------

          Total liabilities and
           shareholders' deficit                                          $ 15,165,674               $12,140,202
                                                                          ============               ===========

       The accompanying notes to financial statements are an integral part of these balance sheets.

                                   CCAIR, INC.

                            STATEMENTS OF OPERATIONS
             For Year Ended December 31, 1998, the Six-Month Periods
              Ended December 31, 1997 and 1996 (Unaudited); and the
                       Years Ended June 30, 1997 and 1996
                            ------------------------

                                                       Six-Month Period Ended                The Years Ended
                                     Year Ended     -------------------------------     -----------------------------
                                      December         December         December           June              June
                                        1998             1997             1996             1997              1996
                                    -----------      ------------      -----------      -----------       -----------
                                                                       (Unaudited)
Operating revenue:
  Passenger                         $70,409,954      $ 32,211,552      $33,479,757      $67,020,162       $64,482,156
  Public service                         ---              ---              ---              ---               352,888
  Other, principally
   freight and charter                  915,028           624,003          513,418        1,467,460         1,398,657
                                    -----------      ------------      -----------      -----------       -----------
                                     71,324,982        32,835,555       33,993,175       68,487,622        66,233,701
                                    -----------      ------------      -----------      -----------       -----------

Operating expenses:
  Flight operations                  21,569,017        10,522,782       11,672,573       23,539,207        23,490,322
  Fuel and oil                        5,016,311         2,813,162        3,805,346        7,117,089         6,261,716
  Maintenance materials
   and repairs                       14,386,579         7,616,664        5,805,596       12,380,857        12,565,634
  Ground operations                  10,548,077         4,463,474        4,195,739        8,372,738         7,838,926
  Advertising, promotion
   and commissions                    9,938,753         4,846,996        4,839,498        9,867,686         9,104,225
  Fleet restructuring and other
   nonrecurring charges (Note 8)         ---            9,880,520          ---              ---               ---
  General and administrative          4,576,730         2,656,042        1,967,529        4,115,530         4,273,030
  Depreciation and
   amortization                         933,674           739,831          921,269        1,699,181         1,813,533
                                    -----------      ------------      -----------      -----------       -----------
                                     66,969,141        43,539,471       33,207,550       67,092,288        65,347,386
                                    -----------      ------------      -----------      -----------       -----------

      Operating income (loss)         4,355,841       (10,703,916)         785,625        1,395,334           886,315

Interest expense                    ( 1,073,565)      (   641,394)      (  406,576)      (  742,437)       (  761,433)
Other income (expense), net              97,397            27,291       (    3,237)           8,291        (   11,027)
Income (loss) before income taxes
 and cumulative effect of a change
 in accounting principle              3,379,673       (11,318,019)         375,812          661,188           113,855
Provision for income taxes              ---               ---              ---           (  140,928)       (   18,100)
                                    -----------      ------------      -----------      -----------       -----------
Income (loss) before cumulative
 effect of a change in accounting
 principle                            3,379,673       (11,318,019)         375,812          520,260            95,755
Cumulative effect on prior years
 (to June 30, 1997) of changing
 to the accrual method of
 accounting for major component
 overhauls (Note 11)                     ---          (12,981,816)         ---              ---               ---
                                    -----------      ------------      -----------      -----------       -----------

Net income (loss)                   $ 3,379,673      $(24,299,835)     $   375,812      $   520,260       $    95,755
                                    ===========      ============      ===========      ===========       ===========

Basic income (loss) per
 common share (Note 5)              $       .40      $(      3.10)     $       .05      $       .07       $       .01
                                    ===========      ============      ===========      ===========       ===========
Weighted average common
 shares outstanding                   8,541,446         7,842,380        7,740,613        7,740,654         7,565,421
                                    ===========      ============      ===========      ===========       ===========
Diluted income (loss)
 per share                          $       .36      $(      3.10)     $       .05      $       .07       $       .01
                                    ===========      ============      ===========      ===========       ===========

Weighted average common
 and common equivalent
 shares outstanding                   9,260,860         7,842,380        7,953,685        7,999,174         7,969,314
                                    ===========      ============      ===========      ===========       ===========

Proforma amounts assuming the
 new method of accounting is
 applied retroactively
    Net Income                                                         $   188,885      $   350,240       $ 1,132,441
                                                                       ===========      ===========       ===========
    Basic income per
     common share                                                      $       .02      $       .05       $       .15
                                                                       ===========      ===========       ===========


       The accompanying notes to financial statements are an integral part of these statements.

                                   CCAIR, INC.

             STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)

                 For Year Ended December 31, 1998, the Six-Month
               Period Ended December 31, 1997 and the Years Ended
                             June 30, 1997 and 1996
                            -------------------------


                                                Common Stock          Additional
                                            --------------------       Paid-in     Accumulated
                                              Shares     Amount        Capital       Deficit           Total
                                            ---------    -------     -----------   ------------    ------------
Balances, June 30, 1995                     7,400,695    $74,007     $17,020,148   $(12,061,450)   $  5,032,705

Net income                                    ----         ---          ----             95,755          95,755

Issuance of stock to lessor                   325,000      3,250         687,375        ----            690,625

Exercise of options                            15,000        150          17,661        ----             17,811
                                            ---------    -------     -----------   ------------    ------------

Balances, June 30, 1996                     7,740,695    $77,407     $17,725,184   $(11,965,695)   $  5,836,896

Net income                                    ----         ---          ----            520,260         520,260
                                            ---------    -------     -----------   ------------    ------------

Balances, June 30, 1997                     7,740,695    $77,407     $17,725,184   $(11,445,435)   $  6,357,156

Net loss                                      ----         ---          ----        (24,299,835)    (24,299,835)

Exercise of options                            50,000        500          58,875        ---              59,375

Grant of compensatory
 warrants (Note 12)                           ----         ---           240,417        ---             240,417

Issuance of stock in
 private transaction                          545,000      5,450       1,483,800        ---           1,489,250
                                            ---------    -------     -----------   ------------    ------------

Balances, December 31, 1997                 8,335,695    $83,357     $19,508,276   $(35,745,270)   $(16,153,637)

Net income                                    ----         ---          ----          3,379,673       3,379,673

Exercise of options                            95,500        955         120,904        ---             121,859

Issuance of stock                             500,000      5,000       1,631,007        ---           1,636,007
                                            ---------    -------     -----------   ------------    ------------

Balances, December 31, 1998                 8,931,195    $89,312     $21,260,187   $(32,365,597)   $(11,016,098)
                                            =========    =======     ===========   ============    ============



       The accompanying notes to financial statements are an integral part of these statements.

                                   CCAIR, INC.

                            STATEMENTS OF CASH FLOWS
             For Year Ended December 31, 1998, the Six-Month Periods
              Ended December 31, 1997 and 1996 (Unaudited); and the
                       Years Ended June 30, 1997 and 1996
                            ------------------------

                                                        Six-Month Period Ended                 The Years Ended
                                     Year Ended      ------------------------------       --------------------------
                                    December 31,     December 31,      December 31,       June 30,          June 30,
                                        1998             1997              1996             1997              1996
                                    ------------     ------------      -----------      -----------       -----------
                                                                       (Unaudited)
 Cash flows from operating
   activities:
   Net income (loss)                $  3,379,673     $(24,299,835)     $   375,812      $   520,260       $    95,755
   Adjustments to reconcile net
    income (loss) to net cash provided
    by (used in) operating activities:
     Note discount amortization           57,289           31,197           53,129           76,561           201,503
     Depreciation and amortization (1)   933,674          739,831        2,766,472        5,595,917         6,206,823
     Lease expense in excess of
      (less than) payments               ----         (   237,957)      (  232,095)      (  487,801)           20,496
     Loss (gain) on disposal of
          assets                     (    20,397)     (    19,332)           3,237            4,864            31,855
     Lease termination charge            ----           9,144,281          ----             ----              ----
     Write-off leasehold improvements    ----              680,012         ----              ----             ----
     Write-off deferred credits          ----          (1,031,677)         ----             ----              ----
     Adjust property, plant and
      equipment to be disposed of
      to net realizable value            ----           1,882,913          ----             ----              ----
     Change in accounting principle      ----            7,407,549         ----              ----             ----
     Compensatory warrants               ----             240,417          ----             ----              ----
     Changes in certain assets
      and liabilities:
       Receivables, net              ( 1,298,050)         581,258          879,287          308,263           579,850
       Inventories and parts
        held for resale              (   198,453)         367,513       (  190,798)      (  323,923)           26,432
       Deferred preoperating costs   (   822,221)          ----            ----              ----             ----
       Accounts payable              ( 2,588,068)       2,608,485       (  476,282)      (   25,593)        1,488,049
       Accrued expenses                2,030,911       (  363,851)      (1,052,007)         875,039         1,152,881
       Warrant liability                 232,000          ----             ----             ----              ----
       Other changes, net                 91,158       (  333,522)      (  308,361)         370,573        (  889,841)
                                    ------------     ------------      -----------      -----------       -----------
        Net cash provided by (used
         in) operating activities      1,797,516       (2,602,718)       1,818,394        6,914,160         8,913,803
                                    ------------     ------------      -----------      -----------       -----------

 Cash flows from investing activities:
   Capital expenditures              ( 1,712,231)      (  382,135)      (3,105,913)      (6,954,961)       (6,169,304)
   Proceeds from sale of assets           34,985           20,351            2,400            3,400             4,250
                                    ------------     ------------      -----------      -----------       -----------
        Net cash used in
         investing activities        ( 1,677,246)      (  361,784)      (3,103,513)      (6,951,561)       (6,165,054)
                                    ------------     ------------      -----------      -----------       -----------

 Cash flows from financing activities:
   Issuance of common stock            1,757,866        1,548,625          ----             ----               17,811
   Issuance of notes and
    long-term debt                     2,232,918          361,645          110,000          573,434           530,281
   Short-term borrowings, net        (   900,000)      (3,051,000)      (3,023,000)         641,000         3,210,000
   Reductions of notes and long-term
    debt, including payments under
    capital lease obligations        ( 3,177,117)      (  787,899)      (  851,556)      (1,331,920)       (1,504,171)
                                    ------------     ------------      -----------      -----------       -----------
        Net cash provided by (used
         in) financing activities    (    86,333)      (1,928,629)      (3,764,556)      (  117,486)        2,253,921
                                    ------------     ------------      -----------      -----------       -----------
 Net increase (decrease) in cash
  and cash equivalents                    33,937       (4,893,131)      (5,049,675)      (  154,887)        5,002,670
 Cash and cash equivalents,
  beginning of period                     11,647        4,904,778        5,059,665        5,059,665            56,995
                                    ------------     ------------      -----------      -----------       -----------
 Cash and cash equivalents,
  end of period                     $     45,584     $     11,647      $     9,990      $ 4,904,778       $ 5,059,665
                                    ============     ============      ===========      ===========       ===========

(1) Amortization of capitalized overhauls is included in Maintenance, Materials and Repairs expense in the accompanying statements of operations for fiscal years 1997 and 1996, and the six-months ended December 31, 1996.

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

                                   CCAIR, INC.
                          NOTES TO FINANCIAL STATEMENTS

                               ------------------


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         A summary of the significant accounting policies applied in the preparation of these financial statements follows:

         Nature of Operations and Basis of Presentation - CCAIR, Inc. (the "Company") is an independent regional airline providing scheduled passenger service as US Airways Express in the southeast United States. CCAIR, Inc. operates within one industry (air transportation) and, accordingly, no segment information is provided.

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

         Frequent Traveler Awards - The Company does not sponsor its own frequent traveler program. It does honor the US Airways program but limits the available program seats. The Company's share of future travel awards to be incurred, if any, is not determinable but expenses related to usage of such awards are believed by management to be immaterial.

         Cash and Cash Equivalents - Cash equivalents include all investments with an original maturity of three months or less. Cash and cash equivalents are principally held by one bank.

         Receivables - The Company's air traffic receivables are settled through the Airlines Clearing House and collected monthly, one month in arrears.

         Inventories - Inventories consist principally of expendable spare parts and are valued at the lower of cost or market, determined on an average cost basis. Expendable parts are recorded as inventory when purchased and charged to operations as used.

         Parts Held for Resale - Parts held for resale consist of expendable parts and equipment held for resale, and are valued at the lower of cost or fair market value.

         Prepaid Expenses - Prepaid expenses include prepaid insurance and prepaid maintenance (see "Maintenance" section of Note 1 for additional discussion).

         Depreciation and Amortization - Property and equipment are depreciated to estimated residual values on the straight-line method over their economic useful service lives, ranging as follows:

                Flight equipment                            7 - 10 years
                Ground and other property and equipment     3 - 10 years

         Leasehold improvements and flight equipment held under capital leases are amortized using the straight-line method over the estimated useful service lives of the related assets, not exceeding the lease term. Cost and accumulated depreciation of property retired or otherwise disposed of are removed from the accounts, and the related gain or loss is included in other income.

         Maintenance - With the exception of overhauls of engines, landing gears and propellers, the Company expenses maintenance events when incurred. The Company adopted the accrual method of accounting for major overhauls effective July 1, 1997 (see Note 11). Under this method, the Company accrues for current and future maintenance events on an ongoing basis in amounts estimated as sufficient to cover the cost of the overhaul when incurred. These accruals are estimated on a cost per flight hour basis for all aircraft.

         Income Taxes - Deferred tax liabilities and assets are determined based on the difference between the financial

                                   CCAIR, INC.
                          NOTES TO FINANCIAL STATEMENTS

                               ------------------


         statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse (see Note 13).

         Fair Value of Financial Instruments - The carrying amount of the Company's financial instruments approximates fair value at December 31, 1998 and 1997.

         Income (loss) per Common Share - Income (loss) per common share is calculated according to the requirements of SFAS No. 128 and is based on the weighted average number of common shares outstanding. Prior years' earnings per share have been restated to conform with current year presentation (see Note 5).

         Deferred Preoperating Costs - The Company accepted delivery of six additional Dash 8 aircraft from June, 1998 through October, 1998. Certain costs were incurred to integrate the aircraft into the Company's operations. These expenditures were comprised primarily of rental payments on the aircraft prior to their entrance into scheduled flying, the retention and training of flight crews and initial airworthiness inspections. As permitted under Statement of Position
         (SOP) 88-1, "Accounting for Developmental and Preoperating Costs, Purchases and Exchanges of Take-Off and Landing Slots, and Airframe Modifications", these costs were capitalized as preoperating costs on the accompanying balance sheet and are being amortized over 24 months. During 1998, the AICPA issued SOP 98-5, "Reporting on the Costs of Start-up Activities" which becomes effective for fiscal years beginning after December 15, 1998. This Statement precludes the capitalization of preoperating costs of this nature. Accordingly, the Company will be required to write off the unamortized deferred assets balance as of January 1, 1999, $719,000, which will be reflected as a cumulative effect of a change in accounting principle.

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

         New Accounting Pronouncement

         The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 133 "Accounting for Derivative Instruments and Hedging Activities" to establish accounting and reporting standards for derivative instruments and hedging activities. The Company does not expect to be impacted by this standard.

         Warrants Liability

         In 1998 the Company issued detachable warrants that contain a put feature in order to obtain financing (see Notes 9 and 14). The warrants liability has been established at fair value using the Black-Scholes Model. Any changes in fair value between periods is recognized as other income or expense.

         Reclassifications - Certain amounts included in prior periods' financial statements have been reclassified to conform to 1998 presentation.

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


2.       PETITION FOR RELIEF UNDER CHAPTER 11

         The Filing - As a result of cash flow difficulties and the need for protection based upon its defaults under certain

                                   CCAIR, INC.
                          NOTES TO FINANCIAL STATEMENTS

                               ------------------



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

         In the process of developing the Plan intended to return the Company to profitable operations, management evaluated its aircraft fleet, route system, and relationship with US Airways Group, Inc. ("US Airways"). Under the Bankruptcy Code, the Company elected to assume or reject certain aircraft leases, real and personal property leases, service contracts and other executory prepetition contracts subject to the Court's review. During 1991, the Company returned three (3) owned aircraft and twelve (12) leased aircraft, although subsequently the Company accepted and took back four (4) of the leased aircraft.

         Distribution to Creditors Under the Plan - The provisions of the Plan divide claims and interests into fourteen (14) classes and contain various repayment provisions and compromises of allowed claims. The principal Plan provisions vary depending on the class of claims and are as follows:

         1. Payment of ten (10) to twenty (20) percent of allowed claims at the time of the Plan's effective date, with the remainder of such claims paid in equal annual installments over up to eight (8) years;
         2. Return of aircraft, parts or equipment in satisfaction of allowed claims or in accordance with settlement agreements;
         3.       Release of certain liens on aircraft parts and equipment;
         4.       Issuance of common shares in payment of allowed claims;
         5. Compromise of claims for prepetition and postpetition accrued aircraft lease payments; assumption of certain aircraft leases, payment of accrued prepetition and postpetition lease payments on rejected aircraft leases and settlement payments at the effective date as well as in future equal annual installments over up to eight (8) years (see Note 9).

         All remaining Chapter 11 obligations are unsecured and are due in annual installments of $166,001. These obligations are as follows:

                                   CCAIR, INC.
                          NOTES TO FINANCIAL STATEMENTS

                               ------------------





                                                                     December 31,              December 31,
                                                                         1998                       1997
                                                                       --------                   --------
                  Notes payable, noninterest-bearing,
                   to unsecured vendors in annual
                   installments through 1999                           $166,001                   $296,393
                  Discount at 15%                                           ---                     35,608
                                                                       --------                   --------
                  Payments due                                          166,001                    332,001
                  Less current portion                                  166,001                    166,001
                                                                       --------                   --------
                  Long-term portion of payments due                    $    -0-                   $166,000
                                                                       ========                   ========


3.       US AIRWAYS AGREEMENT

         The Company and US Airways, an unaffiliated company, agreed to an extension of the service agreement (the "Agreement"), whereby the Company provides regional air service on air routes approved by US Airways. The Agreement was extended through December, 2003. The majority of passenger revenue is generated from the Agreement through joint passenger fares and division of revenue with US Airways. The Company receives use of various US Airways service marks including use of the designator code and US Airways logo and color patterns. Under the contract, the Company is obligated to pay US Airways for reservation services and various ground support services (exclusive of aircraft fueling).

         The Company is required to maintain flight completion percentages and to meet other conditions as specified in the Agreement. As of December 31, 1998, the Company is in compliance with all requirements. Should an event of default occur, the Agreement provides that US Airways has the right to terminate the Agreement upon ten (10) days' written notice. The Agreement also provides that it may be terminated by either party upon 180 days' notice.

         The Company is responsible for all ground operations at Concourse D of the Charlotte/Douglas International Airport. Pursuant to an agreement with US Airways, the Company receives reimbursement for these services on a monthly basis. The reimbursement is currently $406,000 per month. This amount offsets expenses related to the operation of Concourse D and is recorded as a reduction of ground operations expense for financial reporting purposes. The Company recorded total reimbursements of $4,819,206 in 1998 and $2,223,000 for the six months ended December 31, 1997.

         A summary of other transactions and year-end account balances with US Airways and subsidiaries is as follows:

                                                      Six-Month
                                                     Year Ended        Period Ended         Year Ended June 30,
                                                     December 31,      December 31,     ----------------------------
                                                        1998               1997            1997              1996
                                                     ----------        ----------       ----------        ----------
         Service fees included in ground
          operations and advertising,
          promotions and commissions expense         $7,502,216        $3,340,619       $6,516,445        $5,550,962
         Passenger revenue receivable                 5,638,642         4,076,448        4,897,651         4,992,157
         Amounts payable                              1,374,285         1,084,119        1,174,114         1,351,120

4.       MERGER WITH MESA AIR GROUP, INC.

         On January 28, 1999, the Company entered into a definitive merger agreement (the "Agreement") with Mesa Air Group ("Mesa"), whereby the Company will become a wholly-owned subsidiary of Mesa. Mesa is a Phoenix, Arizona based operator of regional airlines including both turboprop and regional jet equipment.

                                   CCAIR, INC.
                          NOTES TO FINANCIAL STATEMENTS

                               ------------------


         Under terms of the Agreement, each outstanding share of the Company's common stock will be converted into the right to receive a fraction of a share of Mesa common stock, determined by dividing $4.35 by the average Mesa share price for a specified ten-day trading period prior to the closing. The conversion is subject to a maximum exchange ratio of .6214 if the Mesa share price falls below $7.00 and a minimum exchange ratio of .435 if the Mesa share price exceeds $10.00.

         The consummation of the merger is subject to the approval of the Company's and Mesa's shareholders, certain regulatory approvals and other conditions as set forth in the Agreement.

5.       EARNINGS PER SHARE

         In February, 1997 the FASB issued SFAS No. 128, "Earnings Per Share". This statement establishes standards for computing and presenting EPS. It requires presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires reconciliation of the computation of basic EPS to diluted EPS. Basic EPS is computed by dividing income available to shareholders by the weighted average number of shares outstanding for the period. Diluted EPS gives effect to all dilutive potential common shares that were outstanding during the period. Prior period EPS has been restated to conform to the new statement. This statement was adopted by the Company beginning October 1, 1997.

                                     Fiscal Year Ended           Six-Month Period Ended
                                     December 31, 1998              December 31, 1997
                                ---------------------------   ---------------------------
                                   Income        Shares       Per Share       Income           Shares      Per Share
                                 (Numerator)  (Denominator)    Amount       (Numerator)     (Denominator)    Amount
                                ------------  -------------   ---------     ------------    -------------  ---------
Basic earnings per share
  Income (loss) from
   operations                   $  3,379,673      8,541,446     $  .40      $(11,318,019)     7,842,380       $(1.44)
  Cumulative effect of
   accounting change                 ---             ---          ---        (12,981,816)     7,842,380        (1.66)
                                ------------  -------------   ---------     ------------    -------------  ---------
  Net income (loss)                3,379,673      8,541,446        .40       (24,299,835)     7,842,380        (3.10)

Effect of dilutive
 securities (options
 and warrants) (1)                   719,414                                       ---
                                ------------                                ------------

Diluted earnings per share
  Income (loss) from
  operations                       3,379,673      9,260,860        .36       (11,318,019)     7,842,380        (1.44)
  Cumulative effect of
   accounting change                 ---             ---          ---        (12,981,816)     7,842,380        (1.66)
                                ------------  -------------   ---------     ------------    -------------  ---------
  Net income (loss)             $  3,379,673      9,260,860     $  .36      $(24,299,835)     7,842,380       $(3.10)
                                ============      =========     ======      ============      =========       ======



                                   Fiscal Year Ended              Fiscal Year Ended
                                      June 30, 1997                 June 30, 1996
                                   Income        Shares       Per Share       Income           Shares      Per Share
                                 (Numerator)  (Denominator)    Amount       (Numerator)     (Denominator)    Amount
Basic earnings per share
  Net income                    $    520,260      7,740,654     $ 0.07      $     95,755      7,565,421       $ 0.01

Effect of dilutive
 securities (options
 and warrants) (1)                   258,520                                     403,893
                                ------------                                ------------

Diluted earnings per share
  Net income                    $    520,260      7,999,174     $ 0.07      $     95,755      7,969,314       $ 0.01
                                ============      =========     ======      ============      =========       ======

(1) The effect of including stock options and warrants in the six months ended December 31, 1997 would be antidilutive and therefore is excluded from the diluted earnings per share calculation.

                                   CCAIR, INC.
                          NOTES TO FINANCIAL STATEMENTS

                               ------------------


6.       ACCRUED EXPENSES

         Accrued expenses by major classification are as follows:



                                                                       December 31,     December 31,
                                                                           1998             1997
                                                                       -----------      ----------
         Salaries and wages, vacation pay
          and related payroll taxes                                    $ 3,352,851      $2,016,192
         Accrued ground and passenger charges                            1,643,126       1,428,812
         Accrued property and excise taxes                                 444,758         683,627
         Accrued leases                                                    604,555         520,621
         Accrued repair expense                                          1,649,910         883,639
         Other accrued expenses                                            318,602         450,000
                                                                       -----------      ----------
                                                                       $ 8,013,802      $5,982,891
                                                                       ===========      ==========

7.       SHORT-TERM BORROWINGS

         In February, 1995, the Company obtained a line of credit (the "Line of Credit") in an amount not to exceed $2,500,000 from British Aerospace Asset Management ("BAAM"), formerly JSX Capital Corporation, with increases to $3,000,000 in July, 1996 and to $4,000,000 in July, 1997.
         BAAM is an affiliate of Jet Acceptance Corporation ("JACO"), the leasing company for the Company's fleet of Jetstream aircraft, and British Aerospace Holdings, Inc., the company that had previously collateralized the Company's line of credit from NationsBank, N.A. through a loan purchase agreement.

         The Line of Credit permits the Company to borrow up to 70% of a borrowing base, consisting of the Company's transportation and nontransportation charges to Airlines Clearing House, Inc. or such greater amount as BAAM shall determine, but in no event more than $4.0 million. The Line of Credit is secured by all of the Company's accounts receivable, bears interest at prime + 2% and is scheduled to terminate on July 31, 1999. BAAM has pledged to renew the Line for successive one-year periods through December 31, 2001. Under the provisions of the Line of Credit, the Company must comply with restrictive covenants regarding indebtedness and security interests in the Company's property. As of December 31, 1998, the Company is in compliance with all covenants. Average amounts outstanding under the credit line were approximately $3,023,000 and $3,259,000 during 1998 and the six months ended December 31, 1997, respectively. There was not an outstanding balance under the Line of Credit as of December 31, 1998 or 1997.

         In November, 1996 the Company secured a line of credit with its primary banking facility, Centura Bank. This was a $400,000 revolving line of credit, with seasonal increases to $800,000 (not to exceed a total advance of all credit facilities on Airlines Clearing House net receivables). This line is secured by the titles to certain ground equipment and vehicles, bears interest at prime plus 2%, and expires on July 1, 1999. There was $-0- and $400,000 outstanding under this line as of December 31, 1998 and 1997, respectively, with an average amount outstanding of $285,000 and $305,473, respectively.

         During 1998 and the 1997 transition period, the Company obtained short-term loans bearing interest at 10% annually from certain directors, officers and related parties. Individual amounts borrowed under these loans ranged from $150,000 to $350,000 during 1998 and from $45,000 to $350,000 during the 1997 transition period. The aggregate maximum and average amounts outstanding under these loans were $500,000 and $209,000 during 1998 and $500,000 and $129,000 during the six months ended December 31, 1997. Amounts outstanding under these loans as of December 31, 1998 and 1997 were $-0- and $500,000, respectively. In connection with these loans, the Company issued to the lending parties options and warrants to purchase 12,500 and 23,550 shares of the Company's common stock during the respective reporting periods (see
         Note 14).

                                   CCAIR, INC.
                          NOTES TO FINANCIAL STATEMENTS

                               ------------------


8.       FLEET RESTRUCTURING AND OTHER NONRECURRING CHARGES

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

         Under an accord reached with BAAM in November, 1997 the Company agreed to replace its 14 Jetstream 31 aircraft with 20 Jetstream Super 31 aircraft. In return for renegotiated lease rates, the Company agreed to lease 14 of the Jetstream Super 31 aircraft for seven years, and the additional six Jetstream Super 31 aircraft until December 31, 1998. In January 1999, the Company returned four of the six additional aircraft and leased the other two for an additional year. The final Jetstream Super 31 aircraft was operational in the Company's system prior to April 30, 1998. The Jetstream Super 31 aircraft are newer and faster than the predecessor Jetstreams, and can operate with fewer weight restrictions.

         As a result of the retirement of the Shorts and Jetstream 31 aircraft, for the six months ended December 31, 1997 the Company recorded charges to reduce unusable spare parts inventory to resale value, write off leasehold improvements and accrue for aircraft return conditions, transition rents and pilot requalifications. In addition, the Company reclassified retired aircraft carrying charges to fleet restructuring expense. The following table summarizes the restructuring charges:

Revaluation and writedown of spare parts and other inventory to net
resale value                                                   $ 2,327,000
Leasehold improvements written off                                 680,000
Aircraft lease termination settlement                            6,115,000
Return condition requirements                                    3,246,000
Maintenance contract termination                                 2,483,000
Pilot qualifications                                               198,000
Transition rents                                                   280,000
Retired aircraft carrying charges                                  675,000
Consulting fees                                                    241,000
Writeoff of deferred credits associated with aircraft leases    (1,032,000)
Aircraft component overhaul accrual write-off                   (5,332,000)
                                                                ----------
                                                               $ 9,881,000
                                                               ===========


9.       LONG-TERM DEBT AND NOTES PAYABLE

         Long-term debt and notes payable are as follows:


                                                                                    December 31,     December 31,
                                                                                       1998             1997
                                                                                    ----------       ----------
         Note payable to former aircraft lessor, interest
          at 7% due in quarterly installments, principal
          payments beginning December 31, 1999.  The
          note matures in December, 2004                                            $8,334,775       $9,725,012




                                                    CCAIR, INC.
                                           NOTES TO FINANCIAL STATEMENTS

                                                ------------------



                                                                                    December 31,     December 31,
                                                                                       1998             1997
                                                                                    ----------       ----------
         Note payable to a local bank and board member, less $298,048 discount, interest at 13.75% due in monthly installments, principal payments beginning October 1, 1999. The notes mature
          in September, 2003                                                           801,952          ----
         Note payable to aircraft manufacturer due
          in monthly installments of $17,727 through December 31, 1999, including interest at 10%, less $25,165 discount at 15% at December
          31, 1998 and $46,844 at December 31, 1997                                    176,383          337,319
         Notes payable, noninterest bearing, to unsecured
          vendors in annual installments through 1999,
          less $35,608 discount at 15% at December 31,
          1997 (No discount at December 31, 1998) (Note 2)                             166,001          296,393
         Other notes payable                                                           744,989          424,757
                                                                                    ----------       ----------
                                                                                    10,224,100       10,783,481
         Less current maturities                                                     1,581,071        2,490,334
         Less amounts expected to be refinanced                                        ----           7,920,000
                                                                                    ----------       ----------
                                                                                    $8,643,029       $  373,147
                                                                                    ==========       ==========

         The following table summarizes maturities of long-term debt and notes payable as of December 31, 1998:

                     1999                     $ 1,581,071
                     2000                       1,040,492
                     2001                       1,078,431
                     2002                       1,069,235
                     2003                       1,040,388
                     Thereafter                 4,414,483
                                              -----------
                                              $10,224,100
                                              ===========

         In September, 1997 management approved the restructuring plan related to the disposition of the Shorts aircraft. In connection with this restructuring, the Company entered into a lease termination agreement with the lessor of its Shorts aircraft (see Note 8). To consummate the agreement, the Company issued a promissory note in the amount of $9,725,000, due August 31, 1998. In September, 1998 the Company exercised its option issued in conjunction with the note by issuing 500,000 shares of its common stock to Lynrise. As a result, the Company's short-term obligation of $1,675,000 was satisfied by Lynrise's subsequent sale of the stock. The remainder of the note was converted to a long-term subordinated note, face amount $8,334,775, which is convertible to common stock at $7.50 per share. This subordinated note is due in 2004, with interest and principal payments beginning in 1999. Principal payments may be paid in cash or stock, at the Company's option. Before the exercise of the option, the portion of the promissory note expected to be converted to long-term in 1998 was classified on the December 31, 1997 balance sheet as a current liability - "Note payable expected to be refinanced".

         In September, 1995, the Company reached an agreement with JACO to restructure the payment of the entire remaining amount due to JACO under the bankruptcy plan (approximately $1,232,000, net of $402,000 discount at 15% as of June 30, 1995). Under this agreement, the Company issued a promissory note to JACO in the principal amount of $676,000, payable in forty-eight equal monthly installments of $17,727, consisting of principal and interest, beginning on January 30, 1996. Interest at 10% per annum accrued beginning on September 1, 1995. Additionally, the remaining balance due under the bankruptcy plan, subsequent to the issuance of the above promissory note, was satisfied with the issuance of 325,000 shares of the Company's common stock. At December 31, 1998, $176,383 was outstanding on this note.

                                   CCAIR, INC.
                          NOTES TO FINANCIAL STATEMENTS

                               ------------------


         In September, 1998, the Company obtained a subordinated loan from a local bank and a Board member for $1,100,000. Interest at 13.75% is due monthly. Principal payments begin in October, 1999 for $30,000 each month for the months May through October and $15,000 each month for the months November through April. In conjunction with this transaction, the Company issued 112,467 warrants to the bank that may be exercised at any time at $3.00 per share within 10 years. For any year the Company does not repay the loan in accordance with the loan agreement, the Company must issue 12,497 additional warrants to the bank at the same exercise price. In the event a key member of management leaves the Company and the bank does not agree with his replacement, an additional 17,768 warrants must be issued to the bank at an exercise price of $.01 per share. The warrant agreements contain a put feature that provides that the bank may require the Company to repay the bank for the warrants in cash at fair market value based on a date specified in the agreement at any time. The Company estimated the fair value of the 112,467 warrants issued in conjunction with the transaction and recorded a discount on the related debt and a liability for the warrants outstanding as reflected in the accompanying balance sheet. As of December 31, 1998, the Company reevaluated the fair value of the warrants and decreased the liability by $77,000, which is reflected in other income in the accompanying statement of operations.


10.      LEASE TRANSACTIONS

         The Company operates using significant amounts of leased property, including aircraft, equipment and facilities. Leases generally are on a long-term, net rent basis whereby taxes, insurance and maintenance are paid by the Company. Rental expenses incurred under all operating leases totaled approximately $8,008,000, $4,846,000, $11,051,000, and
         $11,200,000, for the year ended December 31, 1998, the six months ended December 31, 1997, and the years ended June 30, 1997 and 1996, respectively. Monthly aircraft rentals under one operating lease are required to be paid in full each month at the time receivables are collected from the Airlines Clearing House. Flight and ground equipment with a capitalized cost of approximately $3,287,000 is included in property and equipment at December 31, 1998 and 1997, less accumulated amortization at December 31, 1998 and 1997 of approximately $2,095,000 and $1,782,000, respectively.

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

         Under an accord reached with BAAM in November, 1997 the Company agreed to replace its fourteen Jetstream 31 aircraft with twenty Jetstream Super 31 aircraft. In return for renegotiated lease rates, the Company agreed to lease fourteen of the Jetstream Super 31 aircraft for seven years, and the additional six Jetstream Super 31 aircraft until December 31, 1998. In December, 1998 the Company leased two of these aircraft for an additional year and returned four of the aircraft to BAAM in January, 1999. The terminated leases on the Jetstream 31 aircraft would have expired on December 31, 2001. This new agreement with BAAM provides for reductions in lease payments of approximately $140,000 per month on the fourteen long-term Jetstream Super 31 leases as compared to the predecessor Jetstream 31 aircraft leases, as previously revised.

         Previously, the Company entered into a revised agreement with JACO, an affiliate of BAAM, effective September 1, 1994, for the Company's twelve Jetstream 31 aircraft. This revised agreement provided for reductions in lease payments aggregating approximately $98,000 per month through December 31, 1995. In September, 1995, JACO agreed to extend the lease reductions for the remainder of the lease term, in return for the Company's entering into leases on two additional Jetstream 31 aircraft.

                                   CCAIR, INC.
                          NOTES TO FINANCIAL STATEMENTS

                               ------------------


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

         In 1998, the Company assumed five Dash 8 aircraft leases from a former operator of the equipment. These leases begin expiring in April, 2000 with the final lease ending in September, 2002, and are considered operating leases.

         During 1998, the Company reached a resolution with Her Majesty the Queen in Right of Canada as Represented by the Ministry of Industry, Science and Technology (the "Ministry") regarding a potential reimbursement obligation to the Ministry arising from the change in lessor for four de Havilland DHC 8-102 aircraft leased by the Company by consummating a lease agreement for a Canadian-made Bombardier de Havilland Dash 8 aircraft that is covered by economic development insurance provided by the Ministry. As a result of entering into the lease agreement, the Company has settled all claims by the Ministry, including a purported claim of $16,996,995, as long as the Company fulfills its obligations under the lease for the new aircraft.

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

         Future minimum lease payments required under capital and noncancelable operating leases with terms of greater than one year, are as follows:


                                                                         Capital                Operating
                  Years Ended December 31:                                Leases                 Leases
                                                                        ---------               ----------
                           1999                                        $  331,506             $  9,784,000
                           2000                                           327,177                8,984,000
                           2001                                           335,875                6,984,000
                           2002                                           335,875                6,828,000
                           2003                                           335,875                6,348,000
                           Thereafter                                   1,184,892               14,401,636
                                                                        ---------             ------------
                                Total lease payments                    2,851,200             $ 53,329,636
                  Less amounts representing interest                      680,305             ============
                                                                        ---------
                                                                        2,170,895
                  Less current obligations                                188,473
                                                                        ---------
                                                                       $1,982,422
                                                                       ==========

11.      CHANGE IN ACCOUNTING PRINCIPLE

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

                                   CCAIR, INC.
                          NOTES TO FINANCIAL STATEMENTS

                               ------------------


12.      RELATED-PARTY TRANSACTIONS

         In June, 1995 the Company entered into a sale leaseback agreement with a related party partnership (the "Partnership") for certain engines owned by the Company. These leases were operating in nature, and did not provide for a purchase option at the end of the lease term. To induce the Partnership to enter into this transaction, the Partnership received 250,000 warrants to purchase Company common stock, immediately exercisable. Under provisions of the lease, the Company is required to return the engines to the Partnership in freshly overhauled condition, or with a cash payment in lieu of, based upon a stipulated calculation. This lease expired on June 30, 1998, and the warrants expired by their terms on December 31, 1998. On March 30, 1999 the Company settled its obligation with the Partnership. The Company issued a note payable to the Partnership in the amount of $950,000 and received title to the engines. The Company had already established an accrual for this settlement as of December 31, 1997 which is reflected in accrued expenses in the accompanying balance sheet as of December 31, 1998 and 1997. The accrued amount, $515,000, is expected to approximate the net settlement after sale of the engines.

         The Company paid fees of $-0-, $6,000, $58,000 and $27,000 in fiscal year 1998, the six months ended December 31, 1997 and the years ended June 30, 1997 and 1996, respectively, to a consulting firm which is fifty-percent owned by a former member of the Board of Directors. Additionally, during the six months ended December 31, 1997, the Company issued 150,000 warrants to purchase shares of the Company's common stock in return for fleet restructuring consulting services to a firm for which a member of the Board of Directors is the General Partner. The Company recorded an adjustment to additional paid-in capital of approximately $240,000 related to the compensatory value of these warrants.

         As discussed in Note 9, the Company entered into a loan agreement with a Board member and a local bank.

         As discussed in Notes 7 and 14, members of the Board of Directors and a significant shareholder provide short-term loans as needed by the Company to meet cash flow deficits and receive 2,500 warrants to purchase Company common stock for every $100,000 loaned.


13.      INCOME TAXES

         The Company's effective tax rate on income before income taxes differs from the U.S. statutory federal tax rate as follows:


                                                                Year           Six Months
                                                               Ended             Ended        Year Ended June 30,
                                                            December 31,      December 31,   --------------------
                                                                1998              1997         1997        1996
                                                              --------          --------     -------      ------
         Income tax expense (benefit) at statutory rate         35.0 %           (35.0)%      35.0  %      35.0 %
         NOL carryforwards recognized/not
          currently recognizable                               (35.0)             35.0       (35.0)       (35.0)
         Impact of alternative minimum tax                      -0-               -0-         21.3         15.9
                                                               -----            ------       -----       ------
         Effective income tax rate                              -0-  %            -0-  %      21.3  %      15.9  %
                                                               =====            ======       =====       ======


                                   CCAIR, INC.
                          NOTES TO FINANCIAL STATEMENTS

                               ------------------


         The provision (benefit) for income taxes for the year ended December 31, 1998, six-month period ended December 31, 1997 and the years ended June 30, 1997 and 1996 consists of the following:


                                                    Year         Six Months
                                                   Ended           Ended                 Year Ended June 30,
                                                December 31,     December 31,         -----------------------------
                                                    1998             1997                  1997           1996
                                              --------------   --------------          ----------       ----------
         Provision for income taxes:
           Current
             Federal                          $       ---      $        ---            $ 140,928            $18,100
             State                                    ---               ---              ---                ---
                                              --------------   --------------          ----------       ----------

                                                      ---               ---              140,928             18,100
                                              --------------   --------------          ----------       ----------
           Deferred
             Federal                         $        ---      $        ---            $ ---            $   ---
             State                                    ---               ---              ---                ---
                                              --------------   --------------          ----------       ----------
                                                      ---               ---              ---                ---
                                              --------------   --------------          ----------       ----------
         Total provision for income taxes     $       ---      $        ---            $ 140,928            $18,100
                                              ==============   ==============          ==========       ==========


         Significant components of the Company's deferred income tax assets and liabilities at December 31, 1998 and 1997 are as follows:


                                                                     December                     December
         Deferred tax assets:                                           1998                        1997
                                                                    -----------                  -----------
           Receivables                                              $    29,300                  $    39,800
           Inventories                                                  163,100                      163,100
           Accrued expenses                                           1,330,500                      629,200
           Rent obligations                                                  -0-                  (  270,800)
           Loss on impairment of assets                                  40,000                    2,901,500
           Restructuring fees                                         2,320,300                    2,473,000
           Net operating loss carryforwards                           7,328,700                    2,708,000
           Alternative minimum tax carryforward                         133,600                      157,000
           Investment tax credit carryforwards                           25,500                       25,500
           Valuation allowance                                       (8,830,200)                 ( 7,289,000)
                                                                    -----------                  -----------
           Total deferred tax asset                                   2,289,000                    1,537,300
         Deferred tax liabilities:
           Training costs                                             (  251,800)                         -0-
           Property and equipment                                     (2,289,000)                ( 1,537,300)
                                                                    -----------                  -----------
         Net deferred tax                                          $          -0-                  $      -0-
                                                                   =============                 ===========

         The net current and noncurrent components of deferred income taxes reflected in the accompanying balance sheets as of December 31, 1998 and 1997 are as follows:

                                                    December          December
                                                     1998               1997
                                                    -------           --------
               Net current deferred
                tax asset                         $   551,574      $ 1,246,478
               Net noncurrent deferred
                tax liability                      (  551,574)     ( 1,246,478)
                                                  -----------      -----------
               Net deferred
                tax liability                     $      ---       $      ---
                                                  ==========       ===========

                                   CCAIR, INC.
                          NOTES TO FINANCIAL STATEMENTS

                               ------------------


         At December 31, 1998, the Company had approximately $20.9 million of U.S. Federal regular tax operating loss carryforwards available to offset future U. S. Federal taxable income, which begin expiring on June 30, 2005. A valuation allowance has been recognized to offset the related deferred tax assets due to the uncertainty of realizing the benefit of the loss carryforwards. The Company has $25,500 of investment tax credit carryforwards that expire beginning December 31, 1999 and $133,600 of alternative minimum tax credit carryforwards which are available to reduce future federal regular income taxes over an indefinite period.


14.      STOCK OPTIONS

         At the annual shareholders meeting on June 25, 1998, the 1998 Stock Incentive Plan was adopted which provides for incentive compensation of officers and directors. The two predecessor plans, the Fifth Amended and Restated Stock Option Plan and the Directors' Compensation Stock Option Plan, were terminated by the Board of Directors prior to the adoption of the 1998 Stock Incentive Plan. At that time only 24,925 and 65,000 shares were available for grant under the Fifth Amended and Restated Stock Option Plan and the Directors' Compensation Stock Option Plan, respectively. The 1998 Stock Incentive Plan authorized the issuance of 1,800,000 stock options over ten years. No options were issued in 1998. The exercise price for options issued under the 1998 Stock Incentive Plan is the fair market value on the date of grant.

         Warrants to purchase shares of common stock have been issued to directors from time to time as additional consideration in certain lending transactions. As discussed in Note 7, members of the Board of Directors and a significant shareholder provide short-term loans as needed by the Company to meet cash flow deficits. As approved by the Board of Directors, for every $100,000 loaned to the Company, the lender receives 2,500 warrants to purchase Company common stock. One Director has elected to receive options under the 1998 Stock Incentive Plan instead of warrants for loans made to the Company. The exercise price for all warrants has been the fair market value on the date of issuance of the warrant with the exception of the 150,000 warrants issued to Barlow Partners (see Note 11) and 112,467 warrants issued to a local bank to obtain a loan (see Note 9). The outstanding warrants have either a five-year or ten-year exercise period. Upon consummation of the transaction concerning the Shorts aircraft discussed in Note 11, the Company issued Barlow Partners, L.P. a warrant to purchase 150,000 shares of the Company's common stock.

         As of December 31, 1998, 1,488,960 shares of common stock may be issued upon the exercise of currently outstanding stock options and warrants.

         The Company applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, in accounting for its stock option plans. Accordingly, no compensation expense has been recognized for these plans. Had compensation expense for the Company's stock option plans been determined based on the fair value at the grant dates for awards under these plans consistent with SFAS No. 123, Accounting for Stock-Based Compensation, the Company's net earnings would have decreased by approximately $274,482 ($.03 per share), $62,533 ($0.01 per share), $199,878 ($0.03 per share) and $258,232 (less than $0.03 per share) in fiscal 1998, the six months ended December 31, 1997 and fiscal years 1997 and 1996, respectively.

         The fair value of each option was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: risk-free interest rate of 5.6% in fiscal 1998, 6.2% in the six months ended December 31, 1997 period and fiscal 1997 and 6.1% in fiscal 1996, no dividends paid, expected life of seven years for 1998, 1997 and 1996, and volatility of 52% for 1998, 62% for 1997 and 70% for 1996. The weighted-average fair value of an option granted during 1998, 1997 and 1996 is $2.07, $1.05 and $1.52, respectively.

                                   CCAIR, INC.
                          NOTES TO FINANCIAL STATEMENTS

                               ------------------



         A summary of the status of the Company's fixed stock option plans as of December 31, 1998 and 1997, and June 30, 1997 and 1996 is as follows:


=========================================================================================
                                                    Option               Weighted
                                                  Price Range             Average
                              # of Shares          per Share          Exercise Price
=========================================================================================
June 30, 1995                      965,593       $ .50 - $3.25              N/A
-----------------------------------------------------------------------------------------
Granted                            179,625        1.81 - 2.38
------------------------------------------------------------------
Exercised                          (15,000)          1.19
------------------------------------------------------------------
Cancelled                           (5,000)          1.81
=========================================================================================
June 30, 1996                    1,124,218       $ .50 - $3.25            $1.78
-----------------------------------------------------------------------------------------
Granted                            185,225        1.44 - 2.06              1.57
-----------------------------------------------------------------------------------------
Cancelled                           (6,000)       1.44 - 2.00              1.19
=========================================================================================
June 30, 1997                    1,303,443       $ .50 - $3.25            $1.75
=========================================================================================
Granted                            186,050        2.67 - 3.50              2.99
=========================================================================================
Exercised                          (50,000)          1.19                  1.19
=========================================================================================
December 31, 1997                1,439,493       $ .50 - $3.50             $1.92
=========================================================================================
Granted                            144,164       $2.88 - 3.50              3.43
=========================================================================================
Exercised                          (95,500)      $1.00 - 2.00              1.28
=========================================================================================
Cancelled                         (250,000)          $3.16                 3.16
=========================================================================================
December 31, 1998                1,238,157       $ .50 - 3.50              $1.91
=========================================================================================



Stock options and warrants exercisable were 1,226,493, 1,274,000, 1,291,000 and 1,120,000 at December 31, 1998 and 1997, and June 30, 1997 and 1996,
respectively.

                                   CCAIR, INC.
                          NOTES TO FINANCIAL STATEMENTS

                               ------------------




Summary information regarding options and warrants for the Company's stock as of December 31, 1998 is as follows:


========================================================================================================================
                                  Range of                Number           Weighted Average        Weighted Average
                               Exercise Prices          Outstanding         Remaining Life          Price per Share
------------------------------------------------------------------------------------------------------------------------
Options outstanding                 $ .50                       41,668           1.91                   $ .50
                                 1.00 - 1.75                   637,500           6.40                    1.29
                                 1.81 - 2.38                   217,525           7.03                    1.96
                                 2.66 - 3.50                   341,464           9.04                    3.17
------------------------------------------------------------------------------------------------------------------------
Total options                   $ .50 - 3.50                 1,238,157           7.09                    1.91
outstanding
------------------------------------------------------------------------------------------------------------------------
Options exercisable                $ .50                        41,668           1.91                   $ .50
                                 1.00 - 1.75                   637,500           6.40                    1.29
                                 1.81 - 2.38                   217,525           7.03                    1.96
                                 2.66 - 3.50                   329,800           9.01                    3.17
------------------------------------------------------------------------------------------------------------------------
Total options                   $ .50 - 3.50                 1,226,493           7.06                    $1.89
exercisable
========================================================================================================================

         During 1998, the six months ended December 31, 1997 and fiscal years 1997 and 1996, in connection with the short-term loans from officers and directors discussed in Note 6, the Company issued to certain officers options to purchase -0-, 3,550, 12,725 and 17,125 shares, respectively, of the Company's common stock, at an exercise price equal to the market price on the date of grant. The Company also issued to certain directors warrants to purchase 12,500, 20,000, 42,500 and 52,500 shares of the Company's common stock, at an exercise price equal to market price on the date of grant during 1998, the six months ended December 31, 1997 and fiscal 1997 and 1996, respectively.


15.      COMMITMENTS AND CONTINGENCIES

         The Company is subject to the regulatory authority of the Federal Aviation Administration and the Department of Transportation. These agencies require compliance with their standards and conduct safety and compliance audits. Violations, if any, of these regulations subject the Company to fines or sanctions. As of December 31, 1998 and 1997, the FAA has proposed fines of $-0- and $94,500, respectively, related to alleged violations of certain regulations. The Company is also subject to other claims arising in the ordinary course of business. In the opinion of management, the outcome of these matters will not have a material adverse impact on the Company's financial condition, results of operations or cash flows.

                                   CCAIR, INC.
                          NOTES TO FINANCIAL STATEMENTS

                               ------------------


16.      SUPPLEMENTAL CASH FLOW INFORMATION

         Cash flows include interest paid of approximately $1,146,000, $451,000, $723,000 and $804,000 in fiscal 1998, the six months ended December 31, 1997, and years ended June 30, 1997 and 1996, respectively. Income taxes paid, net of refunds, totaled $97,000 in the year ended June 30, 1997.

         Noncash transactions include:

                                                                                Six-Month Period
                                                           Year Ended                 Ended               Year Ended
                                                          December 31,            December 31,             June 30,
                                                              1998                     1997                  1997
                                                          ------------          ----------------          -----------
         Issuance of 325,000 shares and 650,000
         shares of Common Stock during
         fiscal 1996 with proceeds
         applied to annual bankruptcy payments             ----                   ----                   $ 690,625


17.      SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

         The following table presents selected quarterly unaudited financial data for fiscal 1998, the six months ended December 31, 1997, and the years ended June 30, 1997 and 1996:


                                             First             Second            Third            Fourth
                                            Quarter            Quarter          Quarter          Quarter
                                            -------            -------          -------          -------
                                                       (in thousands, except per share data)
Fiscal 1998
-------------
Operating revenue                           $14,563           $18,093           $18,068          $20,601
Operating income (loss)                         733             2,422             1,313           (  112)
Net income (loss)                               549             2,103             1,098           (  370)
Income (loss) per share                         .06               .23               .12           (  .04)
Six Months Ended December 31, 1997
----------------------------------
Operating revenue                           $16,745           $16,091             N/A              N/A
Operating income (loss)                         638           (11,956)            N/A              N/A
Net income (loss)                           (12,589)          (11,711)            N/A              N/A
Income (loss) per share                     (  1.61)          (  1.49)            N/A              N/A
Fiscal 1997
------------
Operating revenue                           $17,370           $16,623           $16,484          $18,010
Operating income                                511               275               363              246
Net income                                      321                55               126               18
Income per share                                .04               .01               .02              .00
Fiscal 1996
-------------
Operating revenue                           $16,230           $16,045           $15,790          $18,169
Operating income (loss)                         539               228               310           (  191)
Net income (loss)                               379                39                70           (  392)
Income (loss) per share                         .05               .01               .01           (  .05)


18. EMPLOYEE SAVINGS PLAN

The Company sponsors an employee savings plan (the "Plan") which permits participants to make contributions by tax deferred salary deductions pursuant to
Section 401(k) of the Internal Revenue Code. In accordance with the Plan document and union contracts, the Company is required to make a matching contribution to certain employees for the Plan year ended December 31, 1998 and 1997. As such, the Company has accrued $351,000 related to its matching contribution requirements at December 31, 1998, $247,000 in flight operations expense and $104,000 in maintenance expense and reflected the related liability in accrued expenses. At December 31, 1997, the Company had accrued $200,000 in matching contributions, $139,000 in flight operations expense, $14,000 in maintenance expense and $47,000 in general and administrative expense.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
          FOR YEAR ENDED DECEMBER 31, 1998, THE SIX-MONTH PERIOD ENDED
            DECEMBER 31, 1997 AND YEARS ENDED JUNE 30, 1997 AND 1996



    COLUMN A                                        COLUMN B                   COLUMN C                    COLUMN D        COLUMN E
----------------                                ---------------    ----------------------------------   --------------   -----------
                                                    BALANCE AT       ADDITIONS                           BALANCE AT
                                                    BEGINNING     CHARGED TO COSTS      CHARGED TO                           END
  DESCRIPTION                                      OF PERIOD       AND EXPENSES       OTHER ACCOUNTS     DEDUCTIONS       OF PERIOD
  -----------                                     ----------      ----------------    --------------     ----------       ----------

1998
----
Reserve for doubtful
 receivables and pricing
 adjustments                                    $   113,700                                             $    29,700      $    84,000

Reserve for inventory obsolescence                  466,000                                                                  466,000

Reserve for resale inventory
 valuation                                          700,000        $    26,000                                               726,000

Reserve for medical claims
 incurred but not reported                          210,000                                                 27,000           183,000

1997 TRANSITION PERIOD
----------------------
Reserve for doubtful
 receivables and pricing
 adjustments                                    $   113,700                                                              $   113,700

Reserve for inventory obsolescence                  466,000                                                                  466,000

Reserve for resale inventory
 valuation                                           ----          $   700,000                                               700,000

Reserve for medical claims
 incurred but not reported                          165,000             45,000                                               210,000

1997
----
Reserve for doubtful
 receivables and pricing
 adjustments                                    $    50,000        $    68,400                          $     4,700      $   113,700

Reserve for inventory obsolescence                  466,000                                                                  466,000

Reserve for medical claims
 incurred but not reported                          219,000                                             $    54,000          165,000

1996
----
Reserve for doubtful
 receivables and pricing
 adjustments                                    $   86,800         $    13,200                          $   50,000       $    50,000

Reserve for inventory obsolescence                 466,000                                                                   466,000

Reserve for medical claims
 incurred but not reported                         239,000                                                  20,000           219,000


