Form 10-K/A
period 1998-12-31
CCAIR INC
filed 1999-04-20
CIK 850922

FORM 10-K/A AMENDMENT #1

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For Fiscal Year Ended DECEMBER 31, 1998
                                              OR

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
        EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from                       to
                                --------------------    ------------------------

Commission file number            0-17846
                       ------------------

                                   CCAIR, INC.
         DELAWARE                                            NO. 56-1428192
------------------------------                               -------------------
State or other jurisdiction of                               I.R.S. Employer ID
incorporation or organization


                      P. O. BOX 19929, CHARLOTTE, NC                  28219-0929
                      ------------------------------                  ----------
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

                                   CCAIR, INC.

                              1998 FORM 10-K REPORT

                                TABLE OF CONTENTS


                                     PART I



                                                                                      PAGE NO.


Item 1. Business ..................................................................      1
Item 2. Properties ................................................................      7
Item 3. Legal Proceedings .........................................................      8
Item 4. Submission of Matters to a Vote of Security Holders .......................      8


                                           PART II


Item 5. Market for Registrant's Common Equity and Related Stockholder
          Matters .................................................................      8
Item 6. Selected Financial Data ...................................................      9
Item 7. Management's Discussion and Analysis of Financial
          Condition and Results of Operations .....................................     11
Item 7A Quantitative and Qualitative Disclosure About Market Risk .................     26
Item 8. Financial Statements and Supplementary Data ...............................     26
Item 9. Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure .....................................     26


                                           PART III


Item 10  Directors and Executive Officers of the Registrant .......................     26
Item 11  Executive Compensation ...................................................     28
Item 12  Security Ownership of Certain Beneficial
           Owners and Management ..................................................     30
Item 13  Certain Relationships and Related Transactions ...........................     32


                                           PART IV


Item 14  Exhibits, Financial Statement Schedules and Reports
           on Form 8-K ............................................................     33


         Index to Financial Statements and Schedules ..............................     F-1

         Index to Exhibits ........................................................     E-1


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

FLEET COMPOSITION

        The Company initiated a fleet restructuring plan during the 1997 transition period (see "Properties - Fleet" and Note 7 of the Company's Financial Statements). The following table sets forth certain information with respect to the Company's passenger aircraft:

                                            NUMBER OF
                                             AIRCRAFT
                             PASSENGER      IN SERVICE       1998          1998         FLEET
AIRCRAFT                     CAPACITY       12/31/97      DELIVERIES   RETIREMENTS    12/31/98
--------                     --------       --------      ----------   -----------    --------

Jetstream 31                       19           14              0               14          0
Jetstream Super 31                 19            2              18               4         16
Dash 8-100                         37            4               6               0         10
                                                --              --              --         --
                                                20              24              18         26


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

        The following table sets forth selected information about the Company's route system and scheduling as of March 3, 1999:


                                            DATE SERVICE           FLIGHTS OPERATED
                                            COMMENCED                 PER WEEKDAY
        Florida:
               Gainesville                  August 1998                  4
               Tallahassee(1)               October 1998                 8
               Miami(2)                     October 1998                 4
        Georgia:
               Athens                        May 1985                    3
               Augusta                       May 1985                    8
               Columbus                      November 1994               4
        North Carolina:
               Asheville(3)                  May 1985                    2
               Charlotte                     May 1985                   81
               Greenville                    May 1985                    9
               Hickory                       May 1985                    8
               Jacksonville                  May 1995                    5
               Kinston                       July 1985                   5
               Raleigh/Durham                May 1985                   12
               Rocky Mount/Wilson            July 1986                   5
               Southern Pines/Pinehurst      October 1991                4
               Winston-Salem                 May 1985                    3
        South Carolina:
               Charleston(3)                 April 1995                  4
               Greenville/Spartanburg4       May 1985                    6
               Myrtle Beach(3)               May 1998                    1
        Kentucky:
               Lexington                     May 1993                    4
        Ohio:
               Cincinnati                    July 1993                   4
        Virginia:
               Lynchburg                     May 1995                    7
               Norfolk(3)                    February 1995               4
        West Virginia:
               Huntington                    April 1987                  4
               Greenbrier/Lewisburg          February 1995               1
                                                                       ---
                                                                       200

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


EMPLOYEES

        On December 31, 1998 the Company had 663 full-time and 78 part-time employees, classified as follows:

                      CLASSIFICATION            FULL-TIME     PART-TIME

                      Pilots                        212         --
                      Flight Attendants              44         --
                      Maintenance Personnel          73         --
                      Station Personnel             246         78
                      Administrative                 88         --
                                                 ------------------
                                                    663         78


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

        At March 16, 1999 there were approximately 343 stockholders of record

        The transfer agent for the Company's common stock is First Union National Bank of North Carolina, Charlotte, North Carolina.

        During its 1997 transition period and its 1998 fiscal year, the Company did not pay cash dividends on its common stock. Based upon its forecast, the Company does not plan to pay cash dividends in 1999.


ITEM 6. SELECTED FINANCIAL DATA (IN THOUSANDS, EXCEPT INCOME PER SHARE)



                                                     YEAR ENDED         SIX-MONTH PERIOD ENDED
                                                    DECEMBER 31,              DECEMBER 31,                 YEAR ENDED JUNE 30,
                                                    ------------              ------------                 -------------------
                                                  1998      19972         1997         19962         1997        1996          1995
                                                  ----      -----         ----         -----         ----        ----          ----

                                                         (Unaudited)               (Unaudited)

Statement of operations data:
  Operating revenues:
  Passenger                                    $70,410      $65,752      $32,212      $33,480      $67,020      $64,482      $60,804
  Public service                                    --           --           --           --           --          353          695
  Other                                            915        1,578          624          513        1,467        1,399        1,540
                                                ------       ------       ------       ------       ------       ------       ------
        Total operating
         revenues                               7l,325       67,330       32,836       33,993       68,487       66,234       63,039
                                                ------       ------       ------       ------       ------       ------       ------
Operating expenses:
  Flight operation                              21,569       22,389       10,523       11,673       23,539       23,490       22,416
  Fuel and oil                                   5,016        6,125        2,813        3,805        7,117        6,262        5,406
  Maintenance materials,
   repairs and overhead                         14,386       14,192        7,617        5,806       12,381       12,566       11,619
  Ground operations                             10,548        8,640        4,463        4,196        8,373        7,839        7,391








                                                 YEAR ENDED       SIX-MONTH PERIOD ENDED
                                                DECEMBER 31,           DECEMBER 31,               YEAR ENDED JUNE 30,
                                                ------------           ------------               -------------------
                                            1998        19972       1997        19962        1997        1996        1995
                                            ----        -----       ----        -----        ----        ----        ----

                                                   (Unaudited)             (Unaudited)
    Advertising, promotion
     and commissions                        9,939       9,875       4,847       4,839       9,868       9,104       9,007
    General and administrative              4,577       4,804       2,656       1,967       4,115       4,273       4,802
    Fleet restructuring
     and other nonrecurring
     charges                                   --       9,881       9,881          --          --          --          --
    Depreciation and
     amortization                             934       1,518         740         921       1,699       1,814       1,845
                                           ------      ------      ------      ------      ------      ------      ------
          Total operating
           expenses                        66,969      77,424      43,540      33,207      67,092      65,347      62,486
                                           ------      ------      ------      ------      ------      ------      ------
          Operating income
           (loss)                           4,356     (10,094)    (10,704)        786       1,395         886         553
  Interest expense                         (1,073)       (977)       (641)       (407)       (742)       (761)       (920)
 Other income (expense), net                   97          38          27          (3)          8         (11)          5
                                           ------      ------      ------      ------      ------      ------      ------
  Income (loss) before
   income taxes                             3,380     (11,033)    (11,318)        376         661         114        (362)
  Provision for income taxes                   --        (141)         --          --        (141)        (18)         --
                                           ------      ------      ------      ------      ------      ------      ------
  Net income (loss) before
   cumulative effect of
   a change in accounting
   principle                                3,380     (11,174)    (11,318)        376         520          96        (362)


  Cumulative effect on prior
   years (to June 30, 1997)
   of changing to the
   accrual method for major
   component overhauls                         --     (12,982)    (12,982)         --          --          --          --
                                           ------      ------      ------      ------      ------      ------      ------
          Net income (loss)              $  3,380    $(24,156)   $(24,300)        376    $    520    $     96   $    (362)
                                         ========    ========    ========         ===    ========    ========   =========

Basic income (loss) per share $               .40    $  (3.10)   $  (3.10)   $    .05    $    .07    $    .01    $   (.05)
                                         ========    ========    ========         ===    ========    ========   =========
Weighted average common
 shares outstanding                         8,541       7,792       7,842       7,741       7,741       7,565       7,382
                                         ========    ========    ========         ===    ========    ========   =========
Diluted income (loss) per share          $    .36    $  (3.10)   $  (3.10)   $    .05    $    .07    $    .01    $   (.05)
                                         ========    ========    ========         ===    ========    ========   =========
Weighted average common
 and common equivalent
 shares outstanding                         9,261       7,792       7,842       7,954       7,999       7,969       7,382
                                         ========    ========    ========         ===    ========    ========   =========
Cash dividends declared
 per common share                              --          --          --          --          --          --          --
                                         ========    ========    ========         ===    ========    ========   =========
Balance sheet data:
  Current assets                         $ 10,199    $  8,751    $  8,751    $  8,714    $ 13,458    $ 14,165    $  9,713
  Current liabilities                      15,324      25,651      25,651      10,738      16,998      15,525      10,272
  Net property and
    equipment                               4,220       3,354       3,354      12,676      13,683      12,332      12,406
  Total assets                             15,166      12,140      12,140      22,022      27,971      27,130      22,153
  Long-term debt, less
    current portion (1)                    10,625       2,642       2,642       5,071       3,346       4,010       4,876
  Shareholders'
    equity (deficit)                      (11,082)    (16,154)    (16,154)      6,213       6,357       5,837       5,032



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

                                            YEAR ENDED                 SIX-MONTH PERIOD ENDED
                                           DECEMBER 31,                     DECEMBER 31,               YEAR   ENDED JUNE 30,
                                       1998            1997            1997             1996           1997             1996
                                       ----            ----            ----             ----           ----             ----
                                                   (Unaudited)                     (Unaudited)

Operating revenue (000)              $  71,325      $  67,330       $  32,836       $  33,993       $  68,487       $   66,234
Operating expense, net of
 restructuring and other
 nonrecurring charges (000)          $  66,969      $  67,543       $  33,659       $  33,208       $  67,092       $   65,347
Revenue passengers carried             865,173        779,450         396,799         411,362         794,013          783,997
Revenue passenger miles (000) (1)      167,445        142,916          72,417          76,068         146,567          144,695
Available seat miles (000) (2)         292,458        279,527         134,831         160,390         305,086          311,967
Passenger load factor (3)                 57.3%          51.1%           53.7%           47.4%           48.0%            46.4%
Passenger breakeven load factor (4)       54.6%          52.0%           56.1%           46.9%           47.6%            46.3%
Yield per revenue passenger mile (5)      42.0(cent)     46.0(cent)      44.5(cent)      44.0(cent)      45.7(cent)       44.5(cent)
Passenger revenue per available
 seat mile                                24.1(cent)     22.5(cent)      23.9(cent)      20.9(cent)      22.0(cent)       20.7(cent)
Operating cost per available
 seat mile (6)                            22.9(cent)     24.2(cent)      20.9(cent)      22.0(cent)
Average passenger trip (miles)           193.5          183.4           182.5           184.9           184.6            183.9
Average passenger fare               $   81.38          84.36      $    81.18           81.39           84.41      $     82.25
Completion factor                         96.9%          96.3%           96.4%           96.3%           95.9%            95.1%



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




                                                         1998 QUARTERLY DATA
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
Operating cost per available
 seat mile                                       25.4(cent) 24.1(cent) 21.0(cent) 22.2(cent)


FISCAL 1998

        The Company recognized $3,380,000 in net income in 1998 versus a loss of $24,300,000 in the same period in 1997. Operating revenues increased 5.9% from $67,330,000 to $71,325,000, and operating expenses decreased from $77,424,000 to $66,969,000, a 13.5% reduction. Operating expenses in 1997 included fleet restructuring and other nonrecurring charges of $9,881,000. Diluted income per share was $.36 in 1998 versus a loss of $3.10 in 1997.


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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS




        OPERATING EXPENSES

-----------------------------------------------------------------------------------------------
                                    1998                           1997
                                  EXPENSE    COST       % OF     EXPENSE    COST       % OF
                                   (000)    PER ASM   REVENUES    (000)     PER ASM   REVENUES
-----------------------------------------------------------------------------------------------
Flight operations                  $21,569   7.47(cent)30.2%      $22,389   8.0(cent) 34.1%
Fuel                                $5,016   1.7(cent)  7.0%       $6,125   2.2(cent)  9.3%
Maintenance                        $14,386   4.9(cent) 20.2%      $14,192   5.1(cent) 21.6%
Ground operations                  $10,548   3.6(cent) 14.8%       $8,640   3.1(cent) 13.1%
Advertising and commissions         $9,939   3.4(cent) 13.9%       $9,875   3.5(cent) 15.0%
General and administrative          $4,577   1.6(cent)  6.4%       $4,804   1.7(cent)  7.3%
Depreciation and amortization        $ 934   0.3(cent)  1.3%       $1,518   0.6(cent)  2.3%
     TOTAL                         $66,969  22.9(cent) 93.8%      $67,543  24.2(cent)102.7%


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

        The Company had no income tax expense in 1998, as net operating loss carryforwards were available to offset income tax expense at the statutory rate for financial statement purposes. In 1997, the Company's effective federal income tax rate was 21.3%, which reflected the impact of the alternative minimum tax on operations. At December 31, 1998, the Company had approximately $20.9 million of U.S. Federal tax operating loss carryforwards available to offset future U.S. Federal taxable income.

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

        In June, 1995, the Company entered into a sale leaseback agreement with a related-party partnership for certain engines owned by the Company. This lease expired on June 30, 1998, and under provisions of the lease, the Company was required to return the engines to the partnership in freshly overhauled condition, or with a cash payment in lieu thereof based upon a stipulated calculation. The Company recorded a liability of $515,000 in the transition period ended December 31, 1997 as an estimate of its obligation to the partnership. On March 30, 1999, the Company settled its obligation by issuing a note payable to the partnership in the amount of $950,000 and receiving title to the engines. The previously accrued amount, $515,000, is expected to approximate the net settlement after sale of the engines.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


        As a result of the restructuring plans undertaken to accomplish fleet simplification and cost reductions, the Company estimates total annual expense reductions in excess of $4 million per year, commencing in 1998. These savings will result principally from the reduction in aircraft rentals, maintenance expense, flight crew and other labor costs, and spare parts inventory levels. In addition, the fleet simplification has improved the Company's ability to achieve higher levels of reliability, resulting in fewer flight cancellations and delays and increased revenues. With the exception of the disposition of the remaining parts held for resale and the sale of the engines obtained in the settlement of the sale leaseback transaction referenced above, the restructuring is substantially complete.

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



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

                                    PART III

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


        The following information is furnished with respect to the members of the Board of Directors of the Company:


       NAME           AGE          PRINCIPAL OCCUPATION FOR PAST FIVE YEARS     DIRECTOR SINCE
       ----           ---          ----------------------------------------     --------------

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


George Murnane, III1  41     Executive Vice President and Chief Financial       01/24/97
                             Officer, International Airline Support Group, Inc.
                             (June 1996 to present); aviation consultant
                             (March-June 1996); Executive Vice President and
                             Chief Operating Officer, Atlas Air, Inc. (October
                             1995 to February 1996); investment banker, Merrill
                             Lynch & Co., investment banking firm (1986-1995).


Dean E. Painter, Jr.2 55     Member Board of Directors, CLG, Inc.,              08/01/84
                             computer leasing and sales company,
                             Raleigh, NC (1980 to present).


1 Mr. Murnane serves as a director of International Airline Support Group, Inc., a publicly held company listed on the American Stock Exchange.

2 Mr. Painter serves as a director of Centura Banks, Inc., a publicly held company listed on the New York Stock Exchange.

Executive Officers of the Company are as follows:

        NAME          AGE                   POSITION AND BACKGROUND
        ----          ---                   -----------------------

Kenneth W. Gann       60     Chief Executive Officer, President and Director
                             of the Company (November 1990 to present).

Eric W. Montgomery    39     Vice President of Finance, Director of the
                             Company, Secretary and Acting Treasurer of the
                             Company (February, 1995 to present); Controller,
                             Hunter Farms, Inc., a division of a regional grocery chain, High Point, NC (March 1993 to
                             February 1995); Assistant Controller, Denny's,
                             Inc., a restaurant chain, Spartanburg, SC (April
                             1990 to February 1993).

Peter J. Sistare       35    Vice President of Flight Operations of the
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




                                                                     ===============
           SUMMARY COMPENSATION TABLE                                   LONG-TERM
                                                                      COMPENSATION
====================================================================================
                          ........ANNUAL
                           COMPENSATION                                  AWARDS
===================================================================================================
                                                      OTHER ANNUAL                     ALL OTHER
      NAME AND           YEAR      SALARY     BONUS   COMPENSATION2     OPTIONS2     COMPENSATION
 PRINCIPAL POSITION     ENDED1       ($)       ($)         ($)            (#)             ($)
===================================================================================================
                        12/1998    160,000     ---        -----          20,000        12,0764,5
Kenneth W. Gann
Chief Executive
Officer and President
                       ============================================================================
                        12/1997    149,038       ---          -----     28,4003        11,5134,5
                       ============================================================================
                        6/1997     139,181     ---        -----         32,7253         11,7774,5
                       ============================================================================
                        6/1996     131,040     ---        -----         33,6253          8,6554,5
===================================================================================================
Eric W. Montgomery      12/1998    101,923     ---        -----          20,000         1,2845
Vice
President-Finance
                       ============================================================================
                        12/1997    89,109      ---        -----          30,000         1,2845
                       ============================================================================
                        6/1997     73,526      ---        -----          10,000         1,2845
                       ============================================================================
                        6/1996     63,292      ---        -----          15,000         1,2845
===================================================================================================
Peter J. Sistare        12/1998    101,538     ---        -----           ----          2,5965
Vice
President-Flight
Operations
                       ============================================================================
                        12/1997    91,404                                8,000          2,5965
                       ============================================================================
                        6/1997     80,756                                10,000         2,5965
                       ============================================================================
                        6/1996     64,562                                15,000         2,5965
===================================================================================================


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


                             OPTION GRANTS IN LAST CALENDAR YEAR


=================================================================================================
                                                                           POTENTIAL REALIZED
                                                                                  VALUE
                                  INDIVIDUAL                                AT ASSUMED ANNUAL
                                    GRANTS                                RATES OF STOCK PRICE
                                                                            APPRECIATION FOR
                                                                              OPTION TERM2
========================================================================
                                    % OF TOTAL     EXERCISE
                        OPTIONS   OPTIONS GRANTED   OR BASE    EXPIR-
                        GRANTED1  TO EMPLOYEES IN    PRICE      ATION           5%         10%
         NAME             (#)       FISCAL YEAR     ($/SH)      DATE
-------------------------------------------------------------------------------------------------
Kenneth W. Gann          20,000        50.0%         $3.50    06/25/08     $ 44,023     $111,562
-------------------------------------------------------------------------------------------------
Eric W. Montgomery       20,000        50.0%         $3.50    06/25/08     $ 44,023     $111,562
-------------------------------------------------------------------------------------------------
Peter J. Sistare          ----         ----          ----       ----         ----         ----
-------------------------------------------------------------------------------------------------

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

                      AGGREGATED OPTION EXERCISES IN LAST CALENDAR YEAR
                             AND CALENDAR YEAR-END OPTION VALUES


-------------------------------------------------------------------------------------------------

                                                     NUMBER OF             VALUE OF UNEXERCISED
                           SHARES                    UNEXERCISED           IN-THE-MONEY OPTIONS
                          ACQUIRED                    OPTIONS AT               AT DECEMBER 31,
                             ON         VALUE       DECEMBER 31, 1998              19982
                          EXERCISE1   REALIZED1   ______________________   ______________________
         NAME                (#)         ($)
                                                       EXERCISABLE             EXERCISABLE
                                                      UNEXERCISABLE            UNEXERCISABLE
===================================================================================================
Kenneth W. Gann              -0-         -0-         420,243       -0-    $678,550          -0-
===================================================================================================
Eric W. Montgomery           -0-         -0-           85,000      -0-    $ 50,313          -0-
===================================================================================================
Peter J. Sistare             -0-         -0-           65,000      -0-    $ 91,438          -0-
===================================================================================================

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

          COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

        Mr. Dean E. Painter, Jr. and Mr. K. Ray Allen were serving as members of the Compensation Committee of the Board of Directors of the Company in the calendar year ended on December 31, 1998, but were not and have not been officers or employees of the Company or any subsidiaries. Mr. Painter was a participant in a loan facility made by Centura SBIC, Inc. in September, 1998 in the principal amount of $1,100,000. Mr. Painter provided $250,000 to the total amount of the loan. See the discussion under Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations - Financing.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        As of March 10, 1998 the following entities were known by the Company as the beneficial owner of more than five percent of the Common Stock of the
Company:


        NAME AND ADDRESS                                        NUMBER
                                                                OF SHARES         PERCENT OF CLASS1

        Barlow Partners, L.P.                                  688,617(2)               6.6%
        c/o International Airline Support Group
        1954 Airport Road, Suite 200
        Atlanta, Georgia  30341

        PAR Investment Partners, L.P.                          836,100(3)               8.0%
        c/o Par Capital Management, Inc.
        One Financial Center
        Suite 1600
        Boston, Massachusetts  02111

----------


        1 The percentage of shares of Common Stock is based upon the outstanding shares (8,965,695) and the shares subject to rights to acquire shares presently exercisable or exercisable within sixty days of the date of this Proxy Statement 1,466,124.

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

                                                 AMOUNT AND NATURE
        NAME                                OF BENEFICIAL OWNERSHIP                PERCENT OF
                                                                                      CLASS9
Kenneth W. Gann                                    420,793(1)                          4.0%
Dean E. Painter, Jr.                               277,000(2)                          2.7%
K. Ray Allen                                        98,750(3)                          *
Gordon Linkon                                      105,000(4)                          *
George Murnane, III                                731,117(5)                          7.0%
Eric W. Montgomery                                  85,000(6)                          *
Richard P. Magurno                                  11,664(7)                          *
Peter J. Sistare                                    65,000(8)                          *
All Directors and Executive
Officers as a Group (8 persons)                  1,784,324(9)                         17.1%

----------

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

        4 Mr. Linkon has the right to acquire 65,000 shares pursuant to presently exercisable options and warrants.

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

        9 Includes 1,185,157 shares which Executive Officers and Directors have the right to acquire pursuant to presently exercisable options and warrants.

        10 The percentage of shares of the Company's common stock is based upon the outstanding shares (8,965,695) and assumes all presently exercisable stock options and warrants (1,466,124) have been exercised.


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

        In September, 1998, the Company obtained a subordinated loan in the principal amount of $1,100,000 from Centura SBIC, Inc. and Dean E. Painter, Jr., a member of the Company's Board of Directors. Mr. Painter's participation in the loan was $250,000. Interest is 13.75% and is payable monthly. Principal payments begin in October, 1999 for $30,000 each month for May through October and $15,000 each month for the months November through April. The Company issued warrants to purchase 112,467 shares of common stock to Centura SBIC, Inc. in conjunction with the transaction but did not issue warrants to Mr. Painter. Mr. Painter is also a member of the board of directors of Centura Bank, the parent of Centura SBIC, Inc.

        The Company believes that the foregoing transactions were contracted on terms at least as favorable to the Company as could be obtained from unrelated third parties.

                                     PART IV


ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K


        (a) The following documents are filed as a part of this report:

               1. & 2.The financial statements and schedule required by this
                      Item can be found as indexed on Page F-1.

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







                                   SIGNATURES


        Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment #1 to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         CCAIR, INC.


DATE:   April 19, 1999                   BY:      /s/ Kenneth W. Gann
                                                --------------------------------

                                                Kenneth W. Gann, President and
                                                Chief Executive Officer

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


                  Statements of Changes in Shareholders' Equity (Deficit)
                  for Year Ended December 31, 1998, the Six-Month Period Ended
                  December 31, 1997 and the Years Ended June 30, 1997 and-1996                              F-5


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





Charlotte, North Carolina,                   ARTHUR ANDERSEN LLP
March 19, 1999.



                                   CCAIR, INC.

                                 BALANCE SHEETS
                           December 31, 1998 and 1997
                            -------------------------



                                                                                                      DECEMBER 31,      DECEMBER 31,
     ASSETS                                                                                               1998              1997
                                                                                                      ------------      ------------
Current assets:
  Cash and cash equivalents                                                                        $     45,584        $     11,647
  Receivables, principally traffic, less allowance
   for doubtful receivables of $84,000 at December
   31, 1998 and $113,700 at December 31, 1997                                                         6,345,751           5,047,701
  Inventories, less allowance for obsolescence of $466,000
   at December 31, 1998 and 1997                                                                        968,352             509,586
  Parts held for resale, net of valuation reserves of
   $726,000 at December 31, 1998 and $700,000 at
   December 31, 1997                                                                                    944,964           1,205,277
  Prepaid expenses and other                                                                          1,894,238           1,976,896
                                                                                                   ------------        ------------
          Total current assets                                                                       10,198,889           8,751,107
                                                                                                   ------------        ------------

Property and equipment, at cost:
  Flight equipment and leasehold improvements                                                         6,669,267           5,525,291
  Ground and other property and equipment                                                             4,564,950           4,380,712
                                                                                                                       ------------
                                                                                                     11,234,217           9,906,003
   Less accumulated depreciation and amortization                                                    (7,013,897)         (6,552,430)
                                                                                                   ------------        ------------
                                                                                                      4,220,320           3,353,573

Deferred preoperating costs, net of amortization
 of $102,778 in 1998                                                                                    719,443                  --

Other noncurrent assets                                                                                  27,022              35,522
                                                                                                   ------------        ------------
          Total assets                                                                             $ 15,165,674        $ 12,140,202
                                                                                                   ============        ============

     LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
  Notes payable and current maturities
   of long-term debt                                                                               $  1,581,071        $  2,490,334
  Note payable expected to be refinanced                                                                     --           7,920,000
  Short-term borrowings                                                                                      --             900,000
  Current obligations under capital leases                                                              188,473             229,194
  Accounts payable                                                                                    5,540,975           8,129,043
  Accrued expenses                                                                                    8,013,802           5,982,891
                                                                                                   ------------        ------------
          Total current liabilities                                                                  15,324,321          25,651,462
Long-term debt, less current maturities                                                               8,643,029             373,147
Capital lease obligations, less current obligations                                                   1,982,422           2,269,230
Warrants liability                                                                                      232,000                  --
                                                                                                   ------------        ------------
          Total liabilities                                                                          26,181,772          28,293,839
                                                                                                   ------------        ------------

Commitments and contingencies (Notes 4, 9, 10, 15 and 19)

Shareholders' deficit:
  Common stock, $.01 par value, 30,000,000 and 10,000,000 shares authorized at
   December 31, 1998 and 1997, respectively, 8,931,195 issued and outstanding at
   December 31, 1998 and 8,335,695 at
   December 31, 1997                                                                                     89,312              83,357
  Additional paid-in capital                                                                         21,260,187          19,508,276
  Accumulated deficit                                                                               (32,365,597)        (35,745,270)
                                                                                                   ------------        ------------
           Total shareholders' deficit                                                              (11,016,098)        (16,153,637)
                                                                                                   ------------        ------------

          Total liabilities and
           shareholders' deficit                                                                   $ 15,165,674        $ 12,140,202
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




                                                        CCAIR, INC.

                                                 STATEMENTS OF OPERATIONS

                     For Year Ended December 31, 1998, the Six-Month Periods Ended December 31, 1997
                                 and 1996 (Unaudited); and the Years Ended June 30, 1997 and 1996
                                                     ------------------------

                                                           YEAR ENDED    SIX-MONTH PERIOD ENDED             THE YEARS ENDED
                                                           DECEMBER      DECEMBER        DECEMBER        JUNE            JUNE
                                                             1998          1997           1996           1997            1996
                                                                                       (Unaudited)
Operating revenue:
  Passenger                                           $ 70,409,954    $ 32,211,552    $ 33,479,757   $ 67,020,162   $ 64,482,156
  Public service                                                --              --              --             --        352,888
  Other, principally
   freight and charter                                     915,028         624,003         513,418      1,467,460      1,398,657
                                                       ------------   ------------    ------------   ------------   ------------
                                                        71,324,982      32,835,555      33,993,175     68,487,622     66,233,701
                                                       ------------   ------------    ------------   ------------   ------------

Operating expenses:
  Flight operations                                     21,569,017      10,522,782      11,672,573     23,539,207     23,490,322
  Fuel and oil                                           5,016,311       2,813,162       3,805,346      7,117,089      6,261,716
  Maintenance materials
   and repairs                                          14,386,579       7,616,664       5,805,596     12,380,857     12,565,634
  Ground operations                                     10,548,077       4,463,474       4,195,739      8,372,738      7,838,926
  Advertising, promotion
   and commissions                                       9,938,753       4,846,996       4,839,498      9,867,686      9,104,225
  Fleet restructuring and other
   nonrecurring charges (Note 8)                                --       9,880,520              --             --             --

  General and administrative                             4,576,730       2,656,042       1,967,529      4,115,530      4,273,030
  Depreciation and
   amortization                                            933,674         739,831         921,269      1,699,181      1,813,533
                                                       ------------   ------------    ------------   ------------   ------------
                                                        66,969,141      43,539,471      33,207,550     67,092,288     65,347,386
                                                       ------------   ------------    ------------   ------------   ------------

      Operating income (loss)                            4,355,841     (10,703,916)        785,625      1,395,334        886,315

Interest expense                                        (1,073,565)       (641,394)       (406,576)      (742,437)      (761,433)
Other income (expense), net                                 97,397          27,291        (  3,237)         8,291        (11,027)
                                                       ------------   ------------    ------------   ------------   ------------

Income (loss) before income taxes
 and cumulative effect of a change
 in accounting principle                                 3,379,673     (11,318,019)        375,812        661,188        113,855
Provision for income taxes                                      --              --              --       (140,928)      ( 18,100)
                                                       ------------   ------------    ------------   ------------   ------------
Income (loss) before cumulative
 effect of a change in accounting
 principle                                               3,379,673     (11,318,019)        375,812        520,260         95,755
Cumulative effect on prior years (to June 30, 1997)
 of changing to the accrual method of accounting
 for major component overhauls (Note 11)                        --     (12,981,816)             --             --             --
                                                       ------------   ------------    ------------   ------------   ------------

Net income (loss)                                     $  3,379,673    $(24,299,835)   $    375,812    $   520,260    $    95,755
                                                         =========       =========       =========      =========      =========

Basic income (loss) per
 common share (Note 5)                                $        .40    $      (3.10)   $        .05    $       .07    $       .01
Weighted average common
 shares outstanding                                      8,541,446       7,842,380       7,740,613      7,740,654      7,565,421
                                                         =========       =========       =========      =========      =========

Diluted income (loss)
 per share                                            $        .36    $      (3.10)   $        .05    $       .07    $       .01
                                                         =========       =========       =========      =========      =========
Weighted average common
 and common equivalent
 shares outstanding                                      9,260,860       7,842,380       7,953,685      7,999,174      7,969,314
                                                      ============    ============    ============   ============   ============

Proforma amounts assuming the
 new method of accounting is
 applied retroactively
    Net Income                                                                        $    188,885   $   350,240    $  1,132,441
                                                                                      ------------   ------------   ------------
    Basic income per
     common share                                                                     $        .02   $        .05   $        .15
                                                                                      ============   ============   ============


The accompanying notes to financial statements are an integral part of these statements.

                                   CCAIR, INC.

             STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)


                  For Year Ended December 31, 1998, the Six-Month Period Ended December 31, 1997 and the Years Ended June 30, 1997 and 1996
                                  -------------------------






                                                                                ADDITIONAL
                                                    COMMON STOCK                 PAID-IN        ACCUMULATED
                                              SHARES            AMOUNT           CAPITAL         DEFICIT          TOTAL






Balances, June 30, 1995                     7,400,695            $74,007        $17,020,148     $(12,061,450)   $5,032,705

Net income                                    ----                 ---             ----               95,755        95,755

Issuance of stock to lessor                   325,000              3,250            687,375          ----          690,625

Exercise of options                            15,000                150             17,661          ----           17,811
                                            ---------            -------        -----------     ------------    ----------

Balances, June 30, 1996                     7,740,695            $77,407        $17,725,184     $(11,965,695)   $5,836,896

Net income                                    ----                 ---             ----              520,260       520,260
                                            ---------            -------        -----------     ------------    ----------
Balances, June 30, 1997                     7,740,695            $77,407        $17,725,184     $(11,445,435)   $6,357,156

Net loss                                      ----                 ---             ----          (24,299,835)  (24,299,835)

Exercise of options                            50,000                500             58,875          ---            59,375

Grant of compensatory
 warrants (Note 12)                           ----                 ---              240,417          ---           240,417

Issuance of stock in
 private transaction                          545,000              5,450          1,483,800          ---         1,489,250
                                            ---------            -------        -----------     ------------    ----------

Balances, December 31, 1997                 8,335,695            $83,357        $19,508,276     $(35,745,270) $(16,153,637)

Net income                                    ----                 ---             ----            3,379,673     3,379,673

Exercise of options                            95,500                955            120,904          ---           121,859

Issuance of stock                             500,000              5,000          1,631,007          ---         1,636,007
                                            ---------            -------        -----------     ------------    ----------
Balances, December 31, 1998                 8,931,195            $89,312        $21,260,187     $(32,365,597) $(11,016,098)
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




                                           CCAIR, INC.

                                    STATEMENTS OF CASH FLOWS

 For Year Ended December 31, 1998, the Six-Month Periods Ended December 31, 1997 and 1996 (Unaudited); and the Years Ended
                             June 30, 1997 and 1996

                            ------------------------


                                                             YEAR ENDED      SIX-MONTH PERIOD ENDED             THE  YEARS ENDED
                                                                             ----------------------             ---  -----------
                                                            DECEMBER 31,   DECEMBER 31,   DECEMBER 31,     JUNE 30,       JUNE 30,
                                                               1998           1997            1996           1997           1996
                                                               ----           ----            ----           ----           ----
                                                                                          (Unaudited)
 Cash flows from operating activities:
  Net income (loss)                                       $  3,379,673   $(24,299,835)   $    375,812   $    520,260   $     95,755
  Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities:
    Note discount amortization                                  57,289         31,197          53,129         76,561        201,503
   Depreciation and amortization (1)                           933,674        739,831       2,766,472      5,595,917      6,206,823
    Lease expense in excess of
     (less than) payments                                           --       (237,957)       (232,095)      (487,801)        20,496
    Loss (gain) on disposal of assets                          (20,397)       (19,332)          3,237          4,864         31,855
    Lease termination charge                                        --      9,144,281              --             --             --

    Write-off leasehold improvements                                --        680,012              --             --             --


    Write-off deferred credits                                      --     (1,031,677)             --             --             --


    Adjust property, plant and
     equipment to be disposed of
     to net realizable value                                        --      1,882,913              --             --             --


    Change in accounting principle                                  --      7,407,549              --             --             --

    Compensatory warrants                                           --        240,417              --             --             --

    Changes in certain assets and liabilities:
      Receivables, net                                      (1,298,050)       581,258         879,287        308,263        579,850
      Inventories and parts
       held for resale                                        (198,453)       367,513        (190,798)       323,923        (26,432)
      Deferred preoperating costs                             (822,221)            --              --
      Accounts payable                                      (2,588,068)     2,608,485        (476,282)       (25,593)     1,488,049
      Accrued expenses                                       2,030,911       (363,851)     (1,052,007)     1,152,881
      Warrant liability                                        232,000             --              --


      Other changes, net                                        91,158       (333,522)       (308,361)       370,573       (889,841)
                                                             ---------     ----------       ---------      ---------      ---------
       Net cash provided by (used
        in) operating activities                             1,797,516     (2,602,718)      1,818,394      6,914,160      8,913,803
                                                             ---------     ----------       ---------      ---------      ---------

Cash flows from investing activities:
  Capital expenditures                                      (1,712,231)      (382,135)     (3,105,913)    (6,954,961)    (6,169,304)
  Proceeds from sale of assets                                  34,985         20,351           2,400          3,400          4,250
                                                             ---------     ----------       ---------      ---------      ---------
       Net cash used in
        investing activities                                (1,677,246)      (361,784)     (3,103,513)    (6,951,561)    (6,165,054)
                                                             ---------     ----------       ---------      ---------      ---------
Cash flows from financing activities:
  Issuance of common stock                                   1,757,866      1,548,625              --             --         17,811
  Issuance of notes and
   long-term debt                                            2,232,918        361,645         110,000        573,434        530,281
  Short-term borrowings, net                                  (900,000)    (3,051,000)     (3,023,000)       641,000      3,210,000
  Reductions of notes and long-term
   debt, including payments under
   capital lease obligations                                (3,177,117)      (787,899)       (851,556)    (1,331,920)    (1,504,171)
                                                             ---------     ----------       ---------      ---------      ---------
       Net cash provided by (used
        in) financing activities                               (86,333)    (1,928,629)     (3,764,556)     2,253,921
                                                             ---------     ----------       ---------      ---------      ---------
Net increase (decrease) in cash
 and cash equivalents                                           33,937     (4,893,131)     (5,049,675)     5,002,670
Cash and cash equivalents,
 beginning of period                                            11,647      4,904,778       5,059,665      5,059,665         56,995
                                                             ---------     ----------       ---------      ---------      ---------
Cash and cash equivalents,
 end of period                                            $     45,584   $     11,647    $      9,990   $  4,904,778   $  5,059,665
                                                          ============   ============    ============   ============   ============



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

                  DEPRECIATION AND AMORTIZATION - Property and equipment are depreciated to estimated residual values on the straight-line method over their economic useful service lives, ranging as follows:

                       Flight equipment                                    7 - 10 years
                       Ground and other property and equipment             3 - 10 yearsequipment

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


2.                PETITION FOR RELIEF UNDER CHAPTER 11
                  ------------------------------------

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

                  All remaining Chapter 11 obligations are unsecured and are due in annual installments of $166,001. These

                                   CCAIR, INC.
                          NOTES TO FINANCIAL STATEMENTS

                               ------------------

                  obligations are as follows:


                                                                            DECEMBER 31,        DECEMBER 31,
                                                                               1998                 1997
                                                                             -------            -----------
Notes payable, noninterest-bearing,
 to unsecured vendors in annual
 installments through 1999                                                    $166,001               $296,393
Discount at 15%                                                                     --                 35,608
                                                                              --------               --------
Payments due                                                                   166,001                332,001
Less current portion                                                           166,001                166,001
                                                                              --------               --------
Long-term portion of payments due                                             $  -0-                 $166,000
                                                                              --------               --------


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

                  A summary of other transactions and year-end account balances with US Airways and subsidiaries is as follows:

                                                                                SIX-MONTH
                                                              YEAR ENDED        PERIOD ENDED
                                                             DECEMBER 31,       DECEMBER 31,                  YEAR ENDED JUNE 30,
                                                             ------------       ------------           ---------------------------
                                                                 1998               1997                 1997                1996
                                                                 ----               ----                 ----                ----

Service fees included in ground
 operations and advertising,
 promotions and commissions expense                           $7,502,216          $3,340,619          $6,516,445          $5,550,962
Passenger revenue receivable                                   5,638,642           4,076,448           4,897,651           4,992,157
Amounts payable                                                1,374,285           1,084,119           1,174,114           1,351,120

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


                                                      FISCAL YEAR ENDED                          SIX-MONTH PERIOD ENDED
                                                      DECEMBER 31, 1998                            DECEMBER 31, 1997
                                           ----------------------------------------- -----------------------------------------------

                                              INCOME           SHARES     PER SHARE    INCOME               SHARES        PER SHARE
                                            (NUMERATOR)    (DENOMINATOR)    AMOUNT   (NUMERATOR)         (DENOMINATOR)      AMOUNT
Basic earnings per share
  Income (loss) from
   operations                              $  3,379,673     8,541,446      $   .40   $(11,318,019)         7,842,380      $  (1.44)
  Cumulative effect of
   accounting chan                                   --            --           --    (12,981,816)         7,842,380         (1.66)
                                              ---------     ---------          ---    -----------          ---------         -----
  Net income (loss                            3,379,673     8,541,446          .40    (24,299,835)         7,842,380         (3.10)


Effect of dilutive
 securities (options
 and warrants) 1                                              719,414                                             --
                                                              -------                                      ---------


Diluted earnings per share
  Income (loss) from
  operations                                  3,379,673     9,260,860          .36    (11,318,019)         7,842,380         (1.44)
  Cumulative effect of
   accounting chan                                   --            --        --       (12,981,816)         7,842,380         (1.66)
                                              ---------     ---------          ---    -----------          ---------         -----
  Net income (loss)                        $  3,379,673     9,260,860      $   .36   $(24,299,835)         7,842,380      $  (3.10)
                                           ============     =========      =======   ============          =========      ========



                                                      FISCAL YEAR ENDED                          FISCAL YEAR ENDED
                                                       JUNE 30, 1997                             JUNE 30, 1996
                                          ----------------------------------------- ------------------------------------------------

                                              INCOME         SHARES       PER SHARE       INCOME            SHARES      PER SHARE
                                            (NUMERATOR)    (DENOMINATOR)   AMOUNT       (NUMERATOR)     (DENOMINATOR)     AMOUNT
                                            -----------    -------------   ------       -----------     -------------     ------
Basic earnings per share
  Net income                               $    520,260     7,740,654      $  0.07   $     95,755          7,565,421      $   0.01

Effect of dilutive
 securities (options
 and warrants) 1                                              258,520                                        403,893
                                                              -------                                        -------


Diluted earnings per share
  Net income                               $    520,260     7,999,174      $  0.07   $     95,755          7,969,314      $   0.01
                                           ============     =========      =======   ============          =========      ========

1 The effect of including stock options and warrants in the six months ended December 31, 1997 would be antidilutive and therefore is excluded from the diluted earnings per share calculation.

                                   CCAIR, INC.
                          NOTES TO FINANCIAL STATEMENTS

                               ------------------



6.                ACCRUED EXPENSES

                  Accrued expenses by major classification are as follows:

                                                                                 DECEMBER 31,                        DECEMBER 31,
                                                                                     1998                                1997
                                                                                 ------------                        ------------
                  Salaries and wages, vacation pay
                   and related payroll taxes                                     $ 3,352,851                         $2,016,192
                  Accrued ground and passenger charges                             1,643,126                          1,428,812
                  Accrued property and excise taxes                                  444,758                            683,627
                  Accrued leases                                                     604,555                            520,621
                  Accrued repair expense                                           1,649,910                            883,639
                  Other accrued expenses                                             318,602                            450,000
                                                                                 -----------                         ----------
                                                                                 $ 8,013,802                         $5,982,891
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
                                                                                                         -----------
                                                                                                         $ 9,881,000
                                                                                                         ===========


9.                LONG-TERM DEBT AND NOTES PAYABLE

                  Long-term debt and notes payable are as follows:
                                                                                DECEMBER 31,            DECEMBER 31,
                                                                                    1998                    1997
                                                                                    ----                    ----
                  Note payable to former aircraft lessor, interest
                   at 7% due in quarterly installments, principal
                   payments beginning December 31, 1999.  The
                   note matures in December, 2004                                $8,334,775               $9,725,012

                                   CCAIR, INC.
                          NOTES TO FINANCIAL STATEMENTS

                               ------------------



                                                                                               DECEMBER 31,             DECEMBER 31,
                                                                                                    1998                    1997
                                                                                               -----------              -----------
Note payable to a local bank and board member, less $298,048 discount, interest at 13.75% due in monthly installments,
 principal payments beginning October 1, 1999. The notes
 mature
 in September, 2003                                                                                   801,952                     --
Note payable to aircraft manufacturer due
 in monthly installments of $17,727 through December 31, 1999, including interest at 10%, less $25,165 discount at 15% at
 December
 31, 1998 and $46,844 at December 31, 1997                                                            176,383                337,319
Notes payable, noninterest bearing, to unsecured
 vendors in annual installments through 1999,
 less $35,608 discount at 15% at December 31,
 1997 (No discount at December 31, 1998) (Note 2)                                                     166,001
                                                                                                                             296,393
Other notes payable                                                                                   744,989                424,757
                                                                                                  -----------            -----------
                                                                                                   10,224,100             10,783,481
Less current maturities                                                                             1,581,071              2,490,334
Less amounts expected to be refinanced                                                                     --              7,920,000
                                                                                                  -----------            -----------
                                                                                                  $ 8,643,029            $   373,147
                                                                                                  ===========            ===========




The following table summarizes maturities of long-term debt and notes payable as of December 31, 1998:

                                          1999                                       $ 1,581,071
                                          2000                                         1,040,492
                                          2001                                         1,078,431
                                          2002                                         1,069,235
                                          2003                                         1,040,388
                                          Thereafter                                   4,414,483
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

                  Future minimum lease payments required under capital and noncancelable operating leases with terms of greater than one year, are as follows:

                                                                               CAPITAL                      OPERATING
                                    Years Ended December 31:                   LEASES                        LEASES
                                                    1999                    $   331,506                    $ 9,784,000
                                                    2000                        327,177                      8,984,000
                                                    2001                        335,875                      6,984,000
                                                    2002                        335,875                      6,828,000
                                                    2003                        335,875                      6,348,000
                                                    Thereafter                1,184,892                     14,401,636
                                                                            -----------                    -----------
                                                     Total lease payments     2,851,200                    $53,329,636
                                                                                                           ===========
                                    Less amounts representing interest          680,305
                                                                            -----------
                                                                              2,170,895
                                    Less current obligations                    188,473
                                                                            -----------
                                                                            $ 1,982,422
                                                                            ===========

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


13.               INCOME TAXES

                  The Company's effective tax rate on income before income taxes differs from the U.S. statutory federal tax rate as follows:

                                                                   YEAR       SIX MONTHS
                                                                   ENDED        ENDED
                                                                DECEMBER 31,  DECEMBER 31,    YEAR ENDED JUNE 30,
                                                                   1998          1997          1997        1996
                                                                   ----          ----          ----        ----

Income tax expense (benefit) at statutory rate                      35.0%       (35.0)%        35.0%       35.0 %
NOL carryforwards recognized/not
 currently recognizable                                            (35.0)        35.0         (35.0)      (35.0)
Impact of alternative minimum tax                                   -0-           -0-          21.3        15.9
                                                                   ------        -----        -----      ------
Effective income tax rate                                           -0- %         -0- %        21.3%       15.9 %
                                                                   ======        =====        ====        ======

                                   CCAIR, INC.
                          NOTES TO FINANCIAL STATEMENTS

                               ------------------


The provision (benefit) for income taxes for the year ended December 31, 1998, six-month period ended December 31, 1997 and the years ended June 30, 1997 and 1996 consists of the following:

                                                                        YEAR         SIX MONTHS
                                                                       ENDED           ENDED
                                                                   DECEMBER 31,     DECEMBER 31,         YEAR ENDED JUNE 30,
                                                                                                    -----------------------------
                                                                        1998             1997            1997                1996
                                                                   --------------   --------------   ------------         ---------
Provision for income taxes:
  Current
    Federal                                                        $  --            $     --            $140,928            $ 18,100
    State                                                             --                  --                  --                  --
                                                                     ---            --------            --------            --------

                                                                      --                  --             140,928              18,100
                                                                     ---            --------            --------            --------
  Deferred
    Federal                                                        $  --            $     --            $     --            $     --
    State                                                             --                  --                  --                  --
                                                                     ---            --------            --------            --------
                                                                      --                  --                  --                  --
                                                                     ---            --------            --------            --------
Total provision for income taxes                                   $  --            $     --            $140,928            $ 18,100
                                                                     ===            ========            ========            ========


Significant components of the Company's deferred income tax assets and liabilities at December 31, 1998 and 1997 are as follows:

                                                                      DECEMBER              DECEMBER

Deferred tax assets:                                                    1998                   1997
                                                                        ----                   ----

  Receivables                                                      $    29,300           $    39,800
  Inventories                                                          163,100               163,100
  Accrued expenses                                                   1,330,500               629,200
  Rent obligations                                                       -0-                (270,800)
  Loss on impairment of assets                                          40,000             2,901,500
  Restructuring fees                                                 2,320,300             2,473,000
  Net operating loss carryforwards                                   7,328,700             2,708,000
  Alternative minimum tax carryforward                                 133,600               157,000
  Investment tax credit carryforwards                                   25,500                25,500
  Valuation allowance                                               (8,830,200)           (7,289,000)
                                                                    ----------            ----------

  Total deferred tax asset                                           2,289,000             1,537,300
Deferred tax liabilities:
  Training costs                                                      (251,800)                  -0-
  Property and equipment                                            (2,289,000)           (1,537,300)
                                                                    ----------            ----------

Net deferred tax                                                   $     -0-             $       -0-
                                                                   ===========           ===========


The net current and noncurrent components of deferred income taxes reflected in the accompanying balance sheets as of December 31, 1998 and 1997 are as follows:

                                                                                         DECEMBER                        DECEMBER
                                                                                           1998                            1997
                                                                                       ------------                    -------------
Net current deferred
 tax asset                                                                              $   551,574                     $ 1,246,478
Net noncurrent deferred
 tax liability                                                                             (551,574)                     (1,246,478)
                                                                                        -----------                     -----------
Net deferred
 tax liability                                                                          $        --                     $        --
                                                                                        ===========                     ===========


                                   CCAIR, INC.
                          NOTES TO FINANCIAL STATEMENTS

                               ------------------




                  At December 31, 1998, the Company had approximately $20.9 million of U. S. Federal regular tax operating loss carryforwards available to offset future U. S. Federal taxable income, which begin expiring on June 30, 2005. A valuation allowance has been recognized to offset the related deferred tax assets due to the uncertainty of realizing the benefit of the loss carryforwards. The Company has $25,500 of investment tax credit carryforwards that expire beginning December 31, 1999 and $133,600 of alternative minimum tax credit carryforwards which are available to reduce future federal regular income taxes over an indefinite period.


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

                  As of December 31, 1998, 1,500,624 shares of common stock may be issued upon the exercise of currently outstanding stock options and warrants.

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

                                   CCAIR, INC.
                          NOTES TO FINANCIAL STATEMENTS

                               ------------------



A summary of the status of the Company's fixed stock option plans as of December 31, 1998 and 1997, and June 30, 1997 and 1996 is as follows:

                                                                                     Option                   Weighted
                                                                                    Price Range                Average
                                                         # of Shares                  per share              Exercise Price
                                                         -----------                  ---------              --------------



June 30, 1995                                               965,593                  .50 - $3.25                 N/A

Granted                                                     179,625                  1.81 - 2.38


Exercised                                                   (15,000)                        1.19

Cancelled                                                    (5,000)                        1.81


June 30, 1996                                             1,124,218                $ .50 - $3.25                 $   1.78

Granted                                                     185,225                  1.44 - 2.06                     1.57

Cancelled                                                    (6,000)                 1.44 - 2.00                     1.19

June 30, 1997                                             1,303,443                $ .50 - $3.25                 $   1.75

Granted                                                     186,050                  2.67 - 3.50                     2.99

Exercised                                                   (50,000)                        1.19                     1.19

December 31, 1997                                         1,439,493                $ .50 - $3.50                 $   1.92

Granted                                                     144,164                 $2.88 - 3.50                     3.43

Exercised                                                   (95,500)                $1.00 - 2.00                     1.28

Cancelled                                                  (250,000)                 $      3.16                     3.16

December 31, 1998                                         1,238,157                 $ .50 - 3.50                 $   1.91



Stock options and warrants exercisable were 1,226,493, 1,274,000, 1,291,000 and 1,120,000 at December 31, 1998 and 1997, and June 30, 1997 and 1996,
respectively.

                                   CCAIR, INC.
                          NOTES TO FINANCIAL STATEMENTS

                               ------------------





Summary information regarding options and warrants for the Company's stock as of December 31, 1998 is as follows:

                                                      Range of           Number      Weighted Average     Weighted Average
                                                    Exercise Prices      Outstanding   Remaining Life       Price per Share

Options outstanding                                     $ .50              41,668        1.91                   $ .50
                                                      1.00 - 1.75         637,500        6.40                    1.29
                                                      1.81 - 2.38         217,525        7.03                    1.96
                                                      2.66 - 3.50         341,464        9.04                    3.17



Total options
outstanding                                         $ .50 - 3.50        1,238,157        7.09                    1.91



Options exercisable                                    $ .50               41,668        1.91                   $ .50
                                                     1.00 - 1.75          637,500        6.40                    1.29
                                                     1.81 - 2.38          217,525        7.03                    1.96
                                                     2.66 - 3.50          341,464        9.01                    3.17




Total options exercisable                           $ .50 - 3.50        1,226,493        7.06                    $1.89



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

                  Noncash transactions include:

                                                                                                              SIX-MONTH PERIOD
                                                                                       YEAR ENDED           ENDED       YEAR ENDED
                                                                                      DECEMBER 31,      DECEMBER 31,     JUNE 30,
                                                                                          1998               1997          1997
                                                                                     --------------   ---------------   ----------
                  Issuance of 325,000 shares and 650,000 shares of Common Stock during fiscal 1996 with proceeds
                   applied to annual bankruptcy payments                                ----             ----           $690,625


17.               SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                  The following table presents selected quarterly unaudited financial data for fiscal 1998, the six months ended December 31, 1997, and the years ended June 30, 1997 and 1996:

                                                     FIRST           SECOND            THIRD        FOURTH
                                                    QUARTER          QUARTER          QUARTER       QUARTER
                                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)
FISCAL 1998
Operating revenue                                   $ 14,563        $ 18,093        $ 18,068       $ 20,601
Operating income (loss)                                  733           2,422           1,313        (   112)
Net income (loss)                                        549           2,103           1,098        (   370)
Income (loss) per share                                  .06             .23             .12        (   .04)
SIX MONTHS ENDED DECEMBER 31, 1997
Operating revenue                                   $ 16,745        $ 16,091             N/A            N/A
Operating income (loss)                                  638         (11,956)            N/A            N/A
Net income (loss)                                    (12,589)        (11,711)            N/A            N/A
Income (loss) per share                               ( 1.61)          (1.49)            N/A            N/A
FISCAL 1997
Operating revenue                                   $ 17,370        $ 16,623        $ 16,484       $ 18,010
Operating income                                         511             275             363            246
Net income                                               321              55             126             18
Income per share                                         .04             .01             .02            .00
FISCAL 1996
Operating revenue                                   $ 16,230        $ 16,045        $ 15,790       $ 18,169
Operating income (loss)                                  539             228             310        (   191)
Net income (loss)                                        379              39              70        (   392)
Income (loss) per share                                  .05             .01             .01        (   .05)


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


                             SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
 FOR YEAR ENDED DECEMBER 31, 1998, THE SIX-MONTH PERIOD ENDED DECEMBER 31, 1997 AND YEARS ENDED JUNE 30, 1997 AND 1996
                              --------------------

    COLUMN A                                          COLUMN B                    COLUMN C               COLUMN D          COLUMN E
----------------------------------                    --------                    --------               --------          --------
                                                     BALANCE AT                   ADDITIONS                               BALANCE AT
                                                     BEGINNING          CHARGED TO COSTS  CHARGED TO                         END
 DESCRIPTION                                         OF PERIOD          AND EXPENSES     OTHER ACCOUNTS  DEDUCTIONS       OF PERIOD
 ---------------------------------                   ---------          ------------     --------------  ----------       ---------

1998
----
Reserve for doubtful
 receivables and pricing
 adjustments                                           $113,700                                          $ 29,700           $ 84,000

Reserve for inventory obsolescence                      466,000                                                              466,000

Reserve for resale inventory
 valuation                                              700,000           $ 26,000                                           726,000

Reserve for medical claims
 incurred but not reported                              210,000                                            27,000            183,000

1997 TRANSITION PERIOD

Reserve for doubtful
 receivables and pricing
 adjustments                                           $113,700                                                             $113,700

Reserve for inventory obsolescence                      466,000                                                              466,000

Reserve for resale inventory
 valuation                                                   --           $700,000                                           700,000

Reserve for medical claims
 incurred but not reported                              165,000             45,000                                           210,000

1997
----

Reserve for doubtful
 receivables and pricing
 adjustments                                           $ 50,000           $ 68,400                       $  4,700           $113,700

Reserve for inventory obsolescence                      466,000                                                              466,000

Reserve for medical claims
 incurred but not reported                              219,000                                          $ 54,000            165,000


1996
----
Reserve for doubtful
 receivables and pricing
 adjustments                                           $ 86,800           $ 13,200                       $ 50,000           $ 50,000

Reserve for inventory obsolescence                      466,000                                                              466,000

Reserve for medical claims
 incurred but not reported                              239,000                                            20,000            219,000


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



Note:  For footnote references see page E-4





Footnotes:

(1)               Incorporated by reference to Registration Statement on Form S-1, File No. 33-28967.
(2)               Incorporated by reference to Annual Report on Form 10-K for the fiscal year ended June 30, 1989, File No. 0-
                  17846.
(3)               Incorporated by reference to Annual Report on Form 10-K for the fiscal year ended June 30, 1990, File No. 0-
                  17846.
(4)               Incorporated by reference to Annual Report on Form 10-K for the fiscal year ended June 30, 1991, File No. 0-
                  17846.
(5)               Incorporated by reference to Current Report on Form 8-K, filed August 1, 1991.
(6)               Incorporated by reference to Annual Report on Form 10-K for the fiscal year ended June 30, 1992, File No. 0-
                  17846.
(7)               Incorporated by reference to Annual Report on Form 10-K for the fiscal year ended June 30, 1993, File No. 0-
                  17846.
(8)               Incorporated by reference to Pre-Effective Amendment No. 1 to Registration Statement on Form S-2, File No.
                  33-65878.
(9)               Incorporated by reference to Current Report on Form 8-K/A, dated November 30, 1993, File No. 0-17846
(10)              Incorporated by reference to Registration Statement on Form S-2, File No. 33-77574.
(11)              Incorporated by reference to Amendment No. 1 to Registration Statement on Form S-2, File No. 33-77574.
(12)              Incorporated by reference to Amendment No. 2 to Registration Statement on Form S-2, File No. 33-77574.
(13)              Incorporated by reference to Annual Report on Form 10-K for the fiscal year ended June 30, 1994, File No. 0-
                  17846.
(14)              Incorporated by reference to Registration Statement on Form S-8 and Form S-3, File No. 33-89832.
(15)              Incorporated by reference to Quarterly Report on Form 10-Q for the three-month period ended March 31, 1995,
                  File No. 0-17846.
(16)              Incorporated by reference to Post-Effective Amendment No. 1 to Registration Statement on Form S-2, File No.
                  33-77574.
(17)              Incorporated by reference to Annual Report on Form 10-K for the fiscal year ended June 30, 1996, File No. 0-
                  17846.
(18)              Incorporated by reference to Transition Report on Form 10-K for the six-month period ended December 31,
                  1997, File No. 0-17846.
(19)              Incorporated by reference to Annual Report on Form 10-K for the fiscal year ended December 31, 1998, File
                  No. 0-17846.


                                                                 E-4