Form 10-K/A
period 1998-01-31
CCAIR INC
filed 1999-05-03
CIK 850922

FORM 10-K/A AMENDMENT #2

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



-----------------------------------------------------------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        -------------------------------------------------
        CONDITION AND RESULTS OF OPERATIONS
        -----------------------------------

        GENERAL - RESTRUCTURING PLAN
        ----------------------------

        In the six months ended December 31, 1997, the Company initiated its plan to restructure the aircraft fleet. This plan consisted of eliminating nine Shorts and fourteen Jetstream 31 aircraft operated by the Company, and replacing them with six Dash 8 and fourteen Jetstream Super 31 aircraft. The Company estimated total annual expense reductions in excess of $4 million per year, commencing in 1998 arising from consummation of this plan. As a result of the plan, the Company recognized a $9,881,000 restructuring charge in the six-month period ended December 31, 1997. These charges related to aircraft lease termination, return condition requirements, writedown of spare parts and other assets to net resale value, transition rents, consulting fees and pilot requalifications. At December 31, 1998, the replacement of aircraft has been completed and the only unexpended accruals related to the restructuring are the note payable issued to Lynrise Leasing in conjunction with the aircraft lease terminations (see Note 9 to the financial statements) and an accrual of $515,000, which represents the difference between the note payable issued to a related-party partnership subsequent to December 31, 1998 to terminate an engine sale leaseback transaction and the estimated proceeds to the Company from the sale of the engines acquired from the partnership upon the issuance of the note payable. Please see discussion under the heading "Restructuring" below under Liquidity and Capital Resources and Note 8 to the financial statements for further description of the restructuring charges.

RESULTS OF OPERATIONS
---------------------

        The following table sets forth selected operating data relating to the Company's passenger service for the fiscal year 1998 and the comparative twelve months in 1997, transition period ended December 31, 1997 and the comparative six months in 1996, and fiscal years 1997 and 1996.



                                        YEAR ENDED        SIX-MONTH PERIOD ENDED
                                        DECEMBER 31,           DECEMBER 31,     YEAR  ENDED JUNE 30,
                                       ------------            ------------     ----  --------------

                                        1998      1997      1997      1996      1997      1996
                                        ----      ----      ----      ----      ----      -----
                                             (Unaudited)           (Unaudited)


Operating revenue (000)               $71,325   $67,330   $32,836   $33,993   $68,487    $66,234
Operating expense, net of
 restructuring and other
 nonrecurring charges (000)           $66,969   $67,543   $33,659   $33,208   $67,092    $65,347
Revenue passengers carried            865,173   779,450   396,799   411,362   794,013    783,997
Revenue passenger miles (000) (1)     167,445   142,916   72,417     76,068   146,567    144,695
Available seat miles (000) (2)        292,458   279,527   134,831   160,390   305,086    311,967
Passenger load factor (3)                57.3%     51.1%     53.7%     47.4%     48.0%      46.4%
Passenger breakeven load factor (4)      54.6%     52.0%     56.1%     46.9%     47.6%      46.3%
Yield per revenue passenger mile (5)     42.0(cent)46.0(cent)44.5(cent)44.0(cent)45.7(cent) 44.5(cent)
Passenger revenue per available
 seat mile                               24.1(cent)22.5(cent)23.9(cent)20.9(cent)22.0(cent) 20.7(cent)
Operating cost per available
 seat mile (6)                           22.9(cent)24.2(cent)25.0(cent)20.7(cent)22.0(cent) 20.9(cent)
Average passenger trip (miles)          193.5     183.4     182.5     184.9     184.6      183.9
Average passenger fare                 $81.38    $84.36    $81.18    $81.39    $84.41     $82.25
Completion factor                        96.9%     96.3%     96.4%     96.3%     95.9%      95.1%



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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        -------------------------------------------------
        CONDITION AND RESULTS OF OPERATIONS
        -----------------------------------


        (6) Total operating expenses, excluding restructuring and other nonrecurring charges, interest expense, changes in accounting principle and taxes, divided by available seat miles.

        The following table sets forth selected operating data relating to the Company's passenger service for each quarter of fiscal year 1998 (see Note 16 of the financial statements):



                                                         1998 QUARTERLY DATA
                                                         -------------------

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


FISCAL 1998
-----------

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


        OPERATING REVENUES
        ------------------

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        -------------------------------------------------
        CONDITION AND RESULTS OF OPERATIONS
        -----------------------------------


        OPERATING EXPENSES
        ------------------

                                    1998                           1997
                                 EXPENSE    COST       % OF     EXPENSE    COST       % OF
                                   (000)    PER ASM   REVENUES   (000)    PER ASM   REVENUES
===============================================================================================
Flight operations                  $21,569  7.47(cent) 30.2%      $22,389   8.0(cent) 34.1%
================================= --------- -------- ----------- --------- -------- ===========
Fuel                                $5,016   1.7(cent)  7.0%       $6,125   2.2(cent)  9.3%
================================= --------- -------- ----------- --------- -------- ===========
Maintenance                        $14,386   4.9(cent) 20.2%      $14,192   5.1(cent) 21.6%
================================= --------- -------- ----------- --------- -------- ===========
Ground operations                  $10,548   3.6(cent) 14.8%       $8,640   3.1(cent) 13.1%
================================= --------- -------- ----------- --------- -------- ===========
Advertising and commissions         $9,939   3.4(cent) 13.9%       $9,875   3.5(cent) 15.0%
================================= --------- -------- ----------- --------- -------- ===========
General and administrative          $4,577   1.6(cent)  6.4%       $4,804   1.7(cent)  7.3%
================================= --------- -------- ----------- --------- -------- ===========
Depreciation and amortization        $ 934   0.3(cent)  1.3%       $1,518   0.6(cent)  2.3%
================================= ========= ======== =========== ========= ======== ===========
     TOTAL                        $66,969   22.9(cent) 93.8%      $67,543  24.2(cent)102.7%
================================= ========= ======== =========== ========= ======== ===========

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        -------------------------------------------------
        CONDITION AND RESULTS OF OPERATIONS
        -----------------------------------

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

1997 TRANSITION PERIOD
----------------------

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        -------------------------------------------------
        CONDITION AND RESULTS OF OPERATIONS
        -----------------------------------

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        -------------------------------------------------
        CONDITION AND RESULTS OF OPERATIONS
        -----------------------------------

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        -------------------------------------------------
        CONDITION AND RESULTS OF OPERATIONS
        -----------------------------------

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


        FISCAL 1997
        -----------

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        -------------------------------------------------
        CONDITION AND RESULTS OF OPERATIONS
        -----------------------------------



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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        -------------------------------------------------
        CONDITION AND RESULTS OF OPERATIONS
        -----------------------------------



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

        FISCAL 1996
        -----------

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        -------------------------------------------------
        CONDITION AND RESULTS OF OPERATIONS
        -----------------------------------


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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        -------------------------------------------------
        CONDITION AND RESULTS OF OPERATIONS
        -----------------------------------


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


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        -------------------------------------------------
        CONDITION AND RESULTS OF OPERATIONS
        -----------------------------------


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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        -------------------------------------------------
        CONDITION AND RESULTS OF OPERATIONS
        -----------------------------------



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


        FLEET
        -----

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        -------------------------------------------------
        CONDITION AND RESULTS OF OPERATIONS
        -----------------------------------


        FINANCING
        ---------

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

        CAPITAL EXPENDITURES
        --------------------

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

        OPERATING CASH FLOW
        -------------------

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        -------------------------------------------------
        CONDITION AND RESULTS OF OPERATIONS
        -----------------------------------

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


        OTHER
        -----

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


        YEAR 2000 COMPLIANCE
        --------------------

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        -------------------------------------------------
        CONDITION AND RESULTS OF OPERATIONS
        -----------------------------------


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


INFLATION
---------

        Inflation has not had a material impact on the Company's operations.

                                   SIGNATURES


        Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment #2 to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   CCAIR, INC.


DATE:   April 30, 1999                  BY: /s/ Kenneth W. Gann
                                                ------------------

                                                Kenneth W. Gann, President and
                                                Chief Executive Officer