Form 10-Q
period 1999-03-31
CCAIR INC
filed 1999-05-17
CIK 850922

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


        (X)          QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

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

                                    Yes X       No
                                       ---        ---



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              CLASS                             OUTSTANDING AT MAY 3, 1999
              -----                             --------------------------
   Common stock, $0.01 par value                     8,970,695

                                   CCAIR, INC.
                         FORM 10-Q QUARTERLY REPORT FOR
                       FISCAL QUARTER ENDED MARCH 31, 1999


                                TABLE OF CONTENTS


                                                                        PAGE NO.

PART I - FINANCIAL INFORMATION:

        ITEM 1.       Financial Statements:                                  3

                      Condensed Balance Sheets as of
                      March 31, 1999 and December 31, 1998.                  3

                      Condensed Statements of Income for
                      the Three Months ended
                      March 31, 1999 and 1998.                               4

                      Condensed Statements of Cash Flows
                      for the Three Months ended March 31,
                      1999 and 1998.                                         5

                      Notes to Condensed Financial Statements.               6

        ITEM 2.       Management's Discussion and Analysis
                      of Financial Condition and Results
                      of Operations.                                         7

        ITEM 3.       Quantitative and Qualitative Disclosures
                      About Market Risk                                     11

PART II - OTHER INFORMATION:

        ITEM 1.       Legal Proceedings.                                    11

        ITEM 2.       Changes in Securities.                                11

        ITEM 3.       Defaults Upon Senior Securities.                      11

        ITEM 4.       Submission of Matters to a Vote
                      of Security Holders.                                  11

        ITEM 5.       Other Information.                                    11

        ITEM 6.       Exhibits and Reports on Form 8-K.                     11

        SIGNATURES                                                          12

        EXHIBIT INDEX                                                      E-1

                                   CCAIR, INC.
                                PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
        --------------------


                            CONDENSED BALANCE SHEETS
                                   (UNAUDITED)
                                   -----------

                                                             MARCH 31,          DECEMBER 31,
                                                               1999                 1998
                                                           --------------------------------
ASSETS
------
CURRENT ASSETS:
  Cash and cash equivalents                               $   141,012           $    45,584
  Receivables, net                                          7,670,080             6,345,751
  Inventories, less allowance for
   obsolescence of $466,000                                 1,267,290               968,352
  Parts held for resale, net of
   valuation reserves of $726,000                             944,964              944,964
  Prepaid expenses and deposits                             1,940,434             1,894,238
                                                          -----------           -----------
        Total current assets                               11,963,780            10,198,889
                                                          -----------           -----------

PROPERTY AND EQUIPMENT:
  Flight equipment and leasehold improvements               7,209,724             6,669,267
  Ground and other property and equipment                   4,600,036            4,564,950
                                                            ----------           ---------
                                                           11,809,760            11,234,217
  Less accumulated depreciation
   and amortization                                       ( 7,230,643)          ( 7,013,897)
                                                          -----------           -----------
                                                            4,579,117             4,220,320
                                                          -----------           -----------
OTHER ASSETS:
  Deferred preoperating costs                                 ----                  719,443
  Other assets                                                 24,630                27,022
                                                          -----------           -----------
        Total assets                                      $16,567,527           $15,165,674
                                                          ===========           ===========

LIABILITIES AND SHAREHOLDERS' DEFICIT
-------------------------------------
CURRENT LIABILITIES:
  Notes payable and current
   maturities of long-term debt                           $ 1,390,078           $ 1,581,071
  Short-term borrowings                                       968,406               ----
  Current obligations under capital leases                    186,833               188,473
  Accounts payable                                          5,128,047             5,540,975
  Accrued expenses                                          8,795,831             8,013,802
                                                          -----------           -----------
        Total current liabilities                          16,469,195            15,324,321

Long-term debt, less current maturities                     8,596,127             8,643,029
Capital lease obligations, less
 current obligations                                        1,937,679             1,982,422
Warrants liability                                            232,000               232,000
                                                          -----------           -----------
        Total liabilities                                  27,235,001            26,181,772
                                                          -----------           -----------

Commitments and contingencies

SHAREHOLDERS' DEFICIT:
  Common stock, $.01 par value, 30,000,000
   shares authorized, 8,965,695 and
   8,931,195 issued and outstanding at
   March 31, 1999 and December 31, 1998,
   respectively                                                89,657                89,312
  Additional paid-in-capital                               21,313,000            21,260,187
  Accumulated deficit                                     (32,070,131)          (32,365,597)
                                                          -----------           -----------
        Total shareholders' deficit                       (10,667,474)          (11,016,098)
                                                          -----------           -----------
        Total liabilities and
         shareholders' deficit                            $16,567,527           $15,165,674
                                                          ===========           ===========



                         See notes to condensed financial statements.

                                   CCAIR, INC.
                         CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)
                                   -----------





                                          THREE MONTHS ENDED MARCH 31,
                                          ----------------------------
                                          1999                1998
                                       -----------        -----------

OPERATING REVENUES:
   Passenger                           $18,792,124        $14,334,346
   Other                                   461,132            229,115
                                          -----------    -----------

        Total                           19,253,256         14,563,461
                                       -----------        -----------

OPERATING EXPENSES:
   Flight operations                     6,104,042          4,505,534
   Fuel and oil                          1,245,606          1,120,454
   Maintenance                           4,042,904          2,748,118
   Ground operations                     2,679,917          2,122,331
   Advertising, promotions
    and commissions                      2,632,400          1,966,054
   General and administration              961,734          1,156,663
   Depreciation and amortization           216,746            194,621
                                       -----------        -----------

        Total                           17,883,349         13,830,135
                                       -----------        -----------

OPERATING INCOME                         1,369,907            733,326
Interest expense                        (  354,998)        (  214,684)
Other income, net                          ----                29,893
                                       -----------        -----------
Income before income taxes and
 cumulative effect of a change
 in accounting principle                 1,014,909            548,535
Provision for income taxes                  ---                ---
                                       -----------        -----------
Income before cumulative effect of
 a change in accounting principle        1,014,909            548,535
Cumulative effect of change in
 accounting principle (Note 3)             719,443            ----
                                       -----------        ------------
        Net income                     $   295,466        $    548,535
                                       ===========        ============

BASIC EARNINGS PER SHARE               $       .03        $        .07
                                       ===========        ===========

WEIGHTED AVERAGE COMMON
 SHARES OUTSTANDING                      8,958,028          8,345,695
                                       ===========        ===========

DILUTED EARNINGS PER SHARE             $       .03          $     .06
                                       ===========        ===========

WEIGHTED AVERAGE COMMON
 AND COMMON EQUIVALENT
 SHARES OUTSTANDING                      9,569,739          8,958,287
                                       ===========        ===========



                         See notes to condensed financial statements.

                                   CCAIR, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                   -----------




                                                              THREE MONTHS ENDED MARCH 31,
                                                              1999                  1998
                                                          ------------          ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                              $   295,466           $    548,535
  Adjustments to reconcile net income to
   net cash provided by operating activities:
     Note discount amortization                                 9,000                 23,860
     Depreciation and amortization                            216,746                194,621
     Gain (loss) on disposal of assets                         ----               (   29,893)
     Change in accounting principle                           719,443                 ----
     Changes in certain assets and liabilities:
       Accounts receivable                                 (1,324,329)            (  735,663)
       Inventories                                         (  298,938)            (  186,131)
       Accounts payable                                    (  412,928)            (1,558,714)
       Accrued expenses                                       782,029              1,875,488
       Prepaid expenses and deposits                       (   46,196)               576,543
       Other changes, net                                       2,392                 10,892
                                                          -----------           ------------

               NET CASH PROVIDED (USED)
                BY OPERATING ACTIVITIES                    (   57,315)               719,538
                                                          -----------           ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                     (  575,543)           (   450,514)
  Proceeds from sale of assets                                ----                    34,985
                                                          -----------           ------------

               NET CASH USED BY
                INVESTING ACTIVITIES                       (  575,543)           (   415,529)
                                                          -----------           ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock                                     53,158                 35,626
  Short-term borrowings, net                                  968,406                 ----
  Reductions of notes and long-term debt                   (  293,278)           (   330,326)
                                                          -----------           ------------

               NET CASH PROVIDED (USED) BY
                FINANCING ACTIVITIES                          728,286            (   294,700)
                                                          -----------           ------------

Net increase in cash                                           95,428                  9,309
Cash, beginning of period                                      45,584                 11,647
                                                          -----------           ------------

CASH, end of period                                       $   141,012           $     20,956
                                                          ===========           ============





                         See notes to condensed financial statements.

                                   CCAIR, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                   -----------



1.      BASIS OF PRESENTATION:
        ----------------------

        The condensed financial statements included herein have been prepared by CCAIR, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. These condensed financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim period. These adjustments consist solely of normal recurring adjustments. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998.


2.      EARNINGS PER COMMON SHARE:
        --------------------------

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


                                        THREE-MONTH PERIOD                 THREE-MONTH PERIOD
                                          ENDED MARCH 31,                    ENDED MARCH 31,
                                               1999                               1998
                               Income       Shares     Per Share    Income       Shares     Per Share
                             (Numerator) (Denominator)   Amount   (Numerator) (Denominator)   Amount
                             -----------------------------------  -----------------------------------
Basic earnings per share
  Income from operations     $  1,014,909    8,958,028   $  .11    $  548,535    8,345,695    $ 0.07
  Cumulative effect of
   accounting change         $(   719,443)     ----      $( .08)   $  -----        -----        ---
                             ------------   ----------   -------   -----------------------------------
Net income                   $    295,466    8,958,028   $  .03    $  548,535    8,345,695    $ 0.07
                             ============                =======   ============               ========
Effect of dilutive securities
 (options and warrants)                        611,711                             612,592
                                            ----------                          ----------
Diluted earnings per share
  Income from operations     $  1,014,909    9,569,739   $  .11    $  548,535    8,958,287    $ 0.06
  Cumulative effect of
 accounting change           $(   719,443)     ----      $( .08)   $  -----        -----        ---
                             ------------   ----------   -------   -----------------------------------
Net income                   $    295,466    9,569,739   $  .03    $  548,535    8,958,287    $ 0.06
                             ============   ==========   =======   ===================================


3.      DEFERRED PREOPERATING COSTS
        ---------------------------

        The Company accepted delivery of six additional Dash 8 aircraft from June, 1998 through October, 1998. Certain costs were incurred to integrate the aircraft into the Company's operations. These expenditures were comprised primarily of rental payments on the aircraft prior to their entrance into scheduled flying, costs incurred for the retention and training of flight crews and expenses for initial airworthiness inspections. These costs were capitalized as preoperating costs and were being amortized over 24 months. The AICPA issued its Statement of Position 98-5, which became effective for fiscal years beginning after December 15, 1998. This Statement precludes the capitalization of preoperating costs of this nature. Accordingly, the Company was required to write off the unamortized deferred asset balance as of January 1, 1999, which was reflected as a cumulative effect of a change in accounting principle of $719,443 in the accompanying unaudited condensed statements of income for the three months ended March 31, 1999.

4.      COMMITMENTS AND CONTINGENCIES:
        ------------------------------

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

        PROPOSED MERGER OF THE COMPANY WITH MESA AIR GROUP, INC.
        --------------------------------------------------------

        The Company and Mesa Air Group, Inc. ("Mesa"), a regional airline based in Phoenix, Arizona, executed a definitive purchase agreement dated as of January 28, 1999, whereby the Company will become a wholly-owned subsidiary of Mesa. The transaction is valued at approximately $54 million and is intended to be accounted for as a pooling of interests. The purchase agreement contemplates an all stock transaction whereby Mesa will acquire all outstanding shares of the Company's common stock by issuing Mesa shares equivalent in value to $4.35 for each share of the Company's common stock, subject to a maximum of .6214 shares (at a Mesa share price of $7.00) and a minimum of .435 shares (at a Mesa share price of $10.00). Consummation of the transaction is subject to certain conditions, including regulatory approval, satisfaction of closing conditions and shareholder approval from both the Company's shareholders (as to the merger) and Mesa's shareholders (as to the issuance of Mesa shares in the merger). The shareholders of both CCAIR and Mesa will vote on the transaction at each company's Special Meeting of Shareholders to be held on June 8, 1999.

        BUSINESS AGREEMENT WITH US AIRWAYS
        ----------------------------------

        Approximately 80% of the Company's passenger revenue is generated by passengers who are connecting with US Airways flights and is determined under an agreement for the sharing of joint passenger fares and division of revenue with US Airways (the "Agreement"). On March 5, 1999, the Company and US Airways announced the extension of the Agreement through December 31, 2003. The Agreement provides that it may be terminated upon 180 days prior written notice for any reason by either US Airways or the Company or upon sixty (60) days prior written notice by US Airways under certain conditions, including: (i) the Company's failure to maintain at least a minimum required operating schedule; (ii) if during any one month the Company's flight completion percentage is less than 95% due to cancellations attributable to maintenance or operational deficiencies within the Company's control; (iii) the Company's failure to comply with the trademark licensing provisions of the Agreement; (iv) the initiation of a bankruptcy or similar proceeding for the Company or its assets;
        (v) the Company's failure to perform, keep or observe terms, conditions or covenants after notice by US Airways; or (vi) a change of control or ownership of 51% or more of the Company's common stock or a change in the Company's President or Chief Executive Officer without the consent of US Airways. While the Company has not received written approval by US Airways of the proposed merger with Mesa, US Airways has expressed its willingness to consent to the transaction.



ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

GENERAL
-------

        The Company recorded net income before change in accounting principle of $1,015,000 in the quarter ended March 31, 1999, versus net income of $549,000 in the quarter ended March 31, 1998, an increase of 84.9%. As previously discussed, on January 1, 1999 the Company recorded a $719,000 charge, representing the cumulative effect of adopting new accounting guidelines which required the Company to expense unamortized preoperating costs related to certain fleet additions. The Company has increased its fleet size significantly since the first quarter of 1998, when it operated fourteen Jetstream Super 31 aircraft (with nineteen seats) and four de Havilland Dash 8 aircraft (with thirty-seven seats). In the quarter ended March 31, 1999, the Company operated sixteen Jetstream 31 and ten Dash 8 aircraft. As a result of this expansion, available seat miles increased 56.3% and operating revenues increased 32.2%.

RESULTS OF OPERATIONS
---------------------

        The following table sets forth selected operating comparisons for the three-month periods ended March 31, 1999 and 1998:

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

                                 AIRLINE OPERATING STATISTICS

                                                              FOR THE THREE MONTHS
                                                                 ENDED MARCH 31,
                                                   -----------------------------------
                                                                                   %
                                                       1999          1998        CHANGE
                                                   -----------   -----------     ------
               Operating revenue                   $19,253,256   $14,563,461      32.2
               Operating expense                   $17,883,349   $13,830,135      29.3
               Revenue passengers carried              197,589       162,795      21.4
               Revenue passenger miles (1)          44,429,721    29,416,144      51.0
               Available seat miles (2)             84,998,092    54,368,082      56.3
               Passenger load factor (3)                  52.3%         54.1%    ( 3.3)
               Passenger breakeven load factor            49.4%         52.1%    ( 5.2)
               Yield per revenue passenger
                mile (4)                               42.3(cent)    48.7(cent)  (13.1)
               Passenger revenue per available
                seat mile                              22.1(cent)    26.4(cent)  (16.3)
               Operating cost per available
                seat mile                              21.0(cent)    25.4(cent)  (17.3)
               Average passenger trip (miles)             224.8        180.7         24.4
               Average passenger fare                    $95.11       $88.05          8.0
               Completion factor                           95.4%        96.6%       ( 1.2)

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

         FOR THE THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS
         ------------------------------------------------------------------
         ENDED MARCH 31, 1998
         ---------------------

        Operating revenues increased $4,740,000 or 32.2% for the quarter ended March 31, 1999 versus March 31, 1998. The Company carried 197,589 revenue passengers in the current quarter, as compared to 162,795 in the quarter ended March 31, 1998, an increase of 21.4%. RPMs increased 51.0% in the quarter ended March 31, 1999. RPMs increased at a greater percentage than the increase in passengers as the average passenger trip increased from 180.7 miles in the quarter ended March 31, 1998 to 224.8 miles for the same period in 1999, an increase of 24.4%. The yield decreased from 48.7(cent) for the quarter ended March 31, 1998 to 42.3(cent) for the same period in 1999. In addition, the Company's revenue per ASM ("RASM") decreased from 26.4(cent) for the quarter ended March 31, 1998 to 22.1(cent) for the quarter ended March 31, 1999. The Company's previously announced expansion in Florida in the last six months of 1998, which are relatively long-haul flights, is the principal reason for the increase in RPMs, ASMs and average passenger trip, and the decrease in yield and RASM.

        Appreciable operational efficiencies have been achieved through the Company's fleet restructuring activities and subsequent expansion in Florida, particularly in the flight operations sector. In the quarter ended March 31, 1999, total operating expenses increased 29.3% with an increase in ASMs of 56.3%, resulting in a decrease of 17.3% in the Company's operating cost per ASM. The following table compares components of operating cost per ASM for the three months ended March 31, 1999 and 1998.
                                                     COST PER ASM -
                                                     QUARTER ENDED
                                                       MARCH 31,
                                                      (IN CENTS)
                                                      ----------
                                                  1999         1998
                                                  ----         ----
        Flight operations                         7.2           8.3
        Fuel and oil                              1.5           2.1
        Maintenance                               4.8           5.1
        Ground operations                         3.1           3.9
        Advertising, promotions, commissions      3.1           3.6
        General and administration                1.1           2.1
        Depreciation and amortization             0.2           0.3
                                                -----         -----
                                                 21.0          25.4
                                                 ====          ====

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS



        The decrease in flight operations expense on a per unit basis was due to reduced aircraft lease expense and reduced hull insurance expense. Fuel expense decreased on a per ASM basis, as a 43.9% increase in fuel consumption was offset by a 25.5% reduction in the average cost per gallon of fuel. Maintenance, ground operations, marketing, general and administrative and depreciation and amortization expense all decreased on a per unit basis due to efficiencies related to the Company's fleet expansion.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

        The cash position and cash flows of the Company continue to be critical issues as of March 31, 1999. The Company utilized borrowings under two revolving lines of credit to satisfy its operating cash requirements during the period ended March 31, 1999. The key elements to improved operating results are the level of yield per RPM and passenger load factors. For the quarter ended March 31, 1999, the yield per RPM decreased 13.1% as compared to the prior year quarter. Additionally, the yield could be affected by fare discounting beyond the control of the Company. The load factor decreased 3.3% and revenue passengers carried increased 21.4% in the first quarter of 1999 versus the same period last year.

        The Company maintains a line of credit with British Aerospace Asset Management ("BAAM") to provide for more even cash flows between ACH settlements. As of March 31, 1999 the Company had $968,000 outstanding under this line. The maximum outstanding balance on this line during the three months ended March 31, 1999 was $4.5 million, with interest charged at an average rate of 10.25%.

        If operating cash flows and the Company's line of credit are insufficient to meet obligations, it may obtain financing through short-term loans from officers and directors, extension of terms with trade creditors, or issuance of Company stock.

        The Company's balance sheet reflects a deficit in working capital, defined as current assets less current liabilities, of approximately $4,505,000 on March 31, 1999, as compared to $5,125,000 on December 31, 1998.
Working capital is affected by seasonality of operations.

        Cash utilized by operating activities was $57,000 for the three months ended March 31, 1999. The primary sources of cash were net income, depreciation, and the increase in accrued expenses, for a total of $1,294,000. The major uses of cash were increases in accounts receivables and inventories and the reduction of accounts payable, aggregating to $2,036,000.

        The Company's capital expenditures totaled $576,000, comprised primarily of purchases of major spare parts assemblies and leasehold improvements. Capital expenditures planned for the remainder of the year consist of purchases of major spare parts assemblies, leasehold improvements and fixed asset replacement. The Company made scheduled debt payments of $293,000 in the three-month period ended March 31, 1999.


OTHER
-----

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

        The Company is currently assessing other potential Year 2000 issues, including noninformation technology systems. A broad-based Year 2000 Task Force has been formed and has begun meeting to identify areas of concern and develop action plans. The Company has also been meeting with similar task forces at US Airways and Mesa. The Company's relationships with vendors, contractors, financial institutions and other third parties will be examined to determine the status of the Year 2000 issue efforts on the part of the other parties to material relationships. The Year 2000 Task Force will include both internal and Company-external representation.

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

        The Company has relationships with certain governmental entities such as the FAA upon which it is dependent to operate its aircraft. The FAA has represented on its web page that its systems are Year 2000 compliant. If, however, systems at the FAA fail, the Company's aircraft will not be able to operate or will operate at a substantially reduced level. If this were to occur, the Company approximates that it would lose substantially all the revenue associated with these nonoperated flights.

        For each day that the Company is unable to operate flights as a result of Year 2000 failures, it anticipates a $225,000 loss of revenue and net loss of approximately $110,000.

        NEW ACCOUNTING PRONOUNCEMENTS
        -----------------------------

        In April 1998, the AICPA issued its Statement of Position 98-5, "Reporting on the Costs of Start-up Activities", which requires that start-up and preoperating costs be expensed as incurred and becomes effective for fiscal years beginning after December 15, 1998. Any unamortized deferred assets must be written off on the effective date. Accordingly, the Company wrote off its unamortized deferred asset balance as of January 1, 1999, which was reflected as a cumulative effect of a change in accounting principle of approximately $719,000.

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


May 17, 1999

                                                   CCAIR, INC.


By:   /s/  Kenneth W. Gann                    By:  /s/  Eric W. Montgomery
     --------------------                          -----------------------
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